Form 10QSB
period 2006-06-30
Georgia Exploration, Inc.
filed 2006-08-17
CIK 1359699

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

GEORGIA EXPLORATION INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0489324 (IRS Employer Identification No.)

4095 Quesnel Drive
Vancouver, British Columbia

V6L 2X4 Canada

(Address of principal executive offices)

Issuer’s telephone number, including area code:  (604) 264-7901

Former name, former address and former fiscal year, if changed since last report:  N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                              Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes [ ]    No  [X]

The number of outstanding shares of the issuer’s common stock at August 11, 2006 was 2,303,750 shares.

Transitional Small Business Disclosure Format:

        Yes [ ]    No [X]

GEORGIA EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY

PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

1

Item 2:  Management’s Discussion and Analysis or Plan of Operations

8

Item 3:  Controls and Procedures

13

Part II:  OTHER INFORMATION

Item 6:  Exhibits

13

SIGNATURES

13

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Georgia Exploration, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

Current Assets

Cash	$ 27,244	$ 42,840
Deposit	–	1,285

Total Assets	$ 27,244	$ 44,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$ 9,686	$ –
Due to related party (Note 3)	1,362	1,307

Total Liabilities	11,048	1,307

Going Concern Contingency and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value 2,303,750 (1,303,750 – March 31, 2006) shares issued and outstanding	2,304	1,304

Additional Paid-in Capital	45,876	3,933

Common Stock Subscribed (Note 5)	–	42,943

Foreign Currency Translation Adjustment	1,747	–

Deficit Accumulated During the Exploration Stage	(33,731)	(5,362)

Total Stockholders’ Equity	16,196	42,818

Total Liabilities and Stockholders’ Equity	$ 27,244	$ 44,125

The accompanying notes are an integral part of these interim financial statements.

Georgia Exploration, Inc.

(An Exploration Stage Company)

Interim Statement of Operations

(Expressed in US dollars)

(Unaudited)

	For the three	Accumulated from
	months ended	February 21, 2006
	June 30,	(Date of Inception)
	2006	To June 30, 2006

Revenue	$ –	$ –

Expenses

Office and general (Note 3)	4,277	5,052
Mineral property costs (Note 4)	–	4,587
Professional fees	24,092	24,092

Net Loss	(28,369)	(33,731)

Net Loss Per Share – Basic and Diluted	$ 0.02

Weighted Average Number of Shares Outstanding	1,963,000

The accompanying notes are an integral part of these interim financial statements.

Georgia Exploration, Inc.

(An Exploration Stage Company)

Interim Statement of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the three months ended June 30, 2006	Accumulated from February 21, 2006 (Date of Inception) to June 30, 2006

Operating Activities

Net loss	$ (28,369)	$ (33,731)

Adjustments to reconcile net loss to cash
Mineral property costs	–	4,587
Donated services and expenses	–	650

Change in operating assets and liabilities
Decrease in deposit	1,285	–
Increase in accounts payable	9,686	9,686

Net Cash Used in Operating Activities	(17,398)	(18,808)

Financing Activities
Due to related party	55	1,362
Common stock issued	–	42,943

Net Cash Provided by Financing Activities	55	44,305

Effect of exchange rate changes on cash	1,747	1,747

Increase (decrease) in Cash	(15,596)	27,244

Cash - Beginning of Period	42,840	–

Cash - End of Period	$ 27,244	$ 27,244

Non-Cash Financing and Investing Activities

Issue of common stock for mineral property (Note 4)	$ –	$ 4,587
Issue of common stock for common stock subscribed (Note 5)	$ 42,943	$ 42,943

Supplemental Disclosures
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these interim financial statements.

Georgia Exploration, Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

(Expressed in US dollars)

(Unaudited)

	Number of Shares	Amount	Additional paid-in capital	Capital stock subscribed	Foreign currency translation adjustment	Deficit accumulated during the exploration stage	Total

Balance – February 21, 2006 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –	$ –

March 2, 2006 - issued for mineral properties at $0.0035 per share	1,303,750	1,304	3,283	–	–	–	4,587

Common stock subscribed	–	–	–	42,943	-	–	42,943

Donated services and expenses	–	–	650	–	–	–	650

Net loss	–	–	–	–	–	(5,362)	(5,362)

Balance – March 31, 2006 (audited)	1,303,750	1,304	3,933	42,943	–	(5,362)	42,818
April 4, 2006 – for common stock subscribed	1,000,000	1,000	41,943	(42,943)	–	–	–
Foreign currency translation adjustment	–	–	–	–	1,747	–	1,747
Net loss for the period	–	–	–	–	–	(28,369)	(28,369)
Balance - June 30, 2006 (unaudited)	2,303,750	$ 2,304	$ 45,876	$ -	$ 1,747	$ (33,731)	$ 16,196

The accompanying notes are an integral part of these interim financial statements.

Georgia Exploration, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

(Expressed in US dollars)

(Unaudited)

1.

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 21, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2006, the Company has accumulated losses of $33,731 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or a private placement of common stock.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on May 3, 2006 that was declared effective on May 23, 2006, to register 1,000,000 shares of common stock for resale by existing stockholders of the Company at $0.05 per share once the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended March 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended June

Georgia Exploration, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

(Expressed in US dollars)

(Unaudited)

1.

Nature and Continuance of Operations (cont’d…)

30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with US GAAP, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss).

d)

Mineral Property Costs

The Company has been in the exploration stage since its inception on February 21, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Georgia Exploration, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (cont’d…)

e)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

f)

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

g)

Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At June 30, 2006, the only component of comprehensive income was foreign currency translation adjustments.

i)

Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the

Georgia Exploration, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

(Expressed in US dollars)

(Unaudited)

2.

Summary of Significant Accounting Policies (cont’d…)

i)

Stock-based Compensation (cont’d…)

award.  As at June 30, 2006, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

j)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

3.

Related Party Transactions

At June 30, 2006, the Company was indebted to the President in the amount of $1,362 (March 31, 2006 - $1,307) for reimbursement of expenses paid on behalf of the Company.

Georgia Exploration, Inc.

(An Exploration Stage Company)

Notes to the Interim Financial Statements

(Expressed in US dollars)

(Unaudited)

4.

Mineral Properties

The Company entered into an Agreement dated March 2, 2006, to acquire a 100% interest in fourteen mineral claims located in British Columbia, Canada, in consideration for the issue of 1,303,750 shares of common stock with a fair value of $4,587 (CDN$5,215). The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President.  The cost of the mineral property was initially capitalized.  At March 31, 2006, the Company wrote-off mineral property costs of $4,517, along with a foreign exchange gain of $70, as it has not yet been determined whether there are proven or probable reserves on the property.

5.

Common Stock

a)

On March 2, 2006, the Company issued 1,303,750 common shares to the President of the Company with a fair value of $4,587 (CDN$5,215) in exchange for a 100% interest in a mineral property. Refer to Note 4.

b)

During the period ended March 31, 2006, the Company accepted stock subscriptions in the amount of $42,943 (CDN$50,000) for 1,000,000 shares of common stock. These shares were issued on April 4, 2006.

6.

Income Taxes

At June 30, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $33,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026.  Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Management's Discussion and Analysis.

Plan of Operation

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Chub 1 mineral claims. We have enough funds to complete our Phase One exploration program. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start in the fall of 2006 if the results of our Phase One exploration program are encouraging. The following is a brief summary of our three phase exploration program:

As recommended by our consulting geologist, we plan to conduct the first phase of our three phase exploration program starting on August 2006. This Phase One exploration program is expected to cost approximately $8,000 (CAD$9,000) and will consist of library research to acquire existing geochemical and geophysical data and aerial photo interpretation.  It will also consist of eight days of field work comprising prospecting, sampling and mapping.

We will review the results of the Phase One exploration program in late August 2006. If we are able to identify favorable geological formations and structures with increased mineral values we will plan and conduct a Phase Two program in September 2006. Our consulting geologist has indicated that we should budget approximately $13,050 (CAD$15,000) for our Phase Two program.  This will include further field work to expand and enhance geological and analytical data in the most promising parts of the property.

In the case that the Phase Two exploration program takes place, we will review its results in October 2006. If we are able to continue to confirm increased mineral values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program is expected to cost approximately $52,200 (CAD$60,000) and begin in June 2007.  The phase three program will comprise of detailed studies, including geophysical surveys, in order to identify the best sites for a future diamond drilling campaign.  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.

As at June 30, 2006, we had a cash balance of $27,244. We have enough cash on hand to complete only our Phase One exploration program. If the results of the Phase One exploration program are encouraging, we will have to raise additional funds starting in January 2007 so that Phase Two exploration could commence in June 2007.

During the next 12 months, we do not anticipate generating any revenue. We anticipate that any additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Chub 1 mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our Phase Two and Phase Three exploration programs. In the absence of such financing, our business will fail.

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete our Phase Two and Phase Three exploration programs. We have not undertaken any efforts to locate a joint venture partner for Phase Two or Phase Three. If we enter into a joint venture arrangement, we will assign a percentage of our interest in the Chub claims to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

 our ability to raise additional funding;

 the market price for diamonds copper;

 the results of our proposed exploration programs on the mineral property; and

 our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Employee Hiring (Labor) Plan

We will not hire any employees. We will use two consulting prospectors to perform our Phase One exploration program. The expected cost of the each prospector is $222 (CAD$250) per day and we are budgeting for 5 days to conduct the program. The expected cost of will be $2,223 (CAD$2,500).

Living Costs

The expected living costs for two consulting prospectors is $89 (CAD$100) per day and we are budgeting for 5 days.  This cost will include lodging and meals and the total expected cost will be $444 (CAD$500).

Transportation Rental Plan

The transportation costs are comprised of the rental of a Four Wheel Drive vehicle and associated expenses, such as gas, driven from Vancouver to our mineral claims. The expected cost will be $356 (CAD$400).

Consumables & Tools

We will purchase consumables including groceries and propane to provide for 2 persons for the 5 day program. The expected cost of these consumables will be $356 (CAD$400).

Sample Analysis Plan

We plan to allow for the analysis for up to 100 samples. The estimated cost of each sample is $17 (CAD$20) per sample. The expected cost for sample analysis will be $1,740 (CAD $2,000) for the program.

Consultant’s Review Report

The consultant will collate and analyze data and prepare a report for management with recommendations for continued exploration if warranted.  The expected cost will be $978 (CAD$1,100).

Phase One Exploration Cost Review

The costs described which include initial research and reporting, labor, transportation rental, consumables and tools, sample analysis, and a consultant’s review report make up the entire cost of our Phase One exploration program. All the costs described above are estimated so we will provide a 10% contingency allowance for unanticipated and wrongly estimated costs. The table below summarizes the cost estimate for the Phase One exploration program.

Phase One Exploration Items	Cost Estimate $ ($CAD)
Labor	2,223 (2,500)
Living	444 (500)
Transportation Rental	356 (400)
Consumables and Tools	356 (400)
Analysis	1,740 (2,000)
Review Report	978 (1,100)
Contingency	623 (700)
Phase One Total	6,720 (7,600)

Accounting and Audit Plan

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $900 to prepare our quarterly financial statements and approximately $1,100 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,500 to review our quarterly financial statements and approximately $4,500 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $12,800 to pay for our accounting and audit requirements.

Risks and Uncertainties

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term.  The primary risk that we face over the long term is that the Claims may not contain a commercially viable mineral deposit.  If the Claims do not contain a commercially viable deposit this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect our business.  The most significant industry-wide risk factor is the risky nature of the mineral exploration business.  Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine.  In order for us to commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable mineral body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-side factor is that the price of commodities can fluctuate based on world demand and other factors.  For example, if the price of a mineral were to dramatically decline this could make any mineral we have on the Claims be uneconomical to mine.  We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because the Claims are in a remote region of Canada and in an area of inclement weather, we face risks and uncertainties relating to the operation of our exploration program.  This presents both a short and long term risk to us in that poor weather could delay our exploration program and prevent us from exploring the Claims as planned.  This is a risk shared by many exploration companies in our business.  We have the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions.  However, such weather delays could cause us to not be able to explore the Claims and not be able to file valid exploration work with the Province of British Columbia.  Failure to file valid exploration work would mean we would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the Claims.  Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit.  However, these payments are sometimes required in our business..

Finally, we face a risk of not being able to finance our exploration plans.  With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors.  For the short term this is less of an issue because we have enough funds to complete the first two phases of our exploration program.  However, over the long term this can become a serious issue that is difficult to overcome.  Without adequate financing we cannot operate exploration programs.  However, this risk is faced by all exploration companies and is not unique to us.

Functional Currency

Our functional currency is the Canadian dollar.  We have determined this based on the following reasons:

•

Our current financings are in Canadian dollars;

•

We maintain our cash holdings primarily in Canadian dollars only;

•

Our administrative expenses are undertaken in Canadian dollars; and

•

Our mining claims are located in Canada and the exploration expenses are estimated in Canadian dollars.

Exploration Expenses – Canadian GAAP vs. US GAAP

Under generally accepted accounting principles in Canada (“Canadian GAAP”), mineral properties including exploration, development and acquisitions costs, are carried at cost and charged to operations if the properties are abandoned or impaired.  Under U.S. GAAP, all expenditures relating to mineral interests prior to the completion of a definitive feasibility study, which establishes proven and probable reserves, must be expensed as incurred.  Once a final feasibility study has been completed, additional costs incurred to bring amine into production are capitalized as development costs.  Our audited financial statements use U.S. GAAP.

Results of Operations

We have had no operating revenues since our inception on February 21, 2006, through to March 28, 2006. Our activities have been financed from the proceeds of share subscriptions. From our inception, on February 21, 2006 to March 28, 2006 we have raised a total of $42,943 (CAD$50,000) from private offerings of our common stock.

For the period beginning February 21, 2006 and ending June 30, 2006, we incurred total expenses of

$33,731 (CAD$31,927).  The increase in expenses was due to the legal and accounting costs associated with filing the Company’s registration statement.  We had general and administrative expenses of $631 (CAD$725). Finally, we expensed $4,587 (CAD$5,215) in mineral property costs represented by the online staking and transfer fees and geology report for the Claim.

Liquidity and Capital resources

For the period ending March 31, 2006, we had a cash balance of $42,840 as compared to $27,244 for the period ending June 30, 2006.  This decrease in cash balance is due to the payment of legal and accounting expense associated with filing the Company’s registration statement.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as  may ,  will , should ,  expect ,  plan ,  intend ,  anticipate ,  believe ,  estimate ,  predict ,  potential  or  continue , the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the SEC). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management consists of a sole director and officer.  Management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006.  Based on this evaluation, the Company’s sole officer has concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 2006

Georgia Exploration Inc.

By:      /s/ Shaheen Jivraj-Sangara

Shaheen Jivraj-Sangara

President and Principal Financial Officer