Form 10QSB
period 2006-09-30
Georgia Exploration, Inc.
filed 2006-11-15
CIK 1359699

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

GEORGIA EXPLORATION, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	98-0489324 (IRS Employer Identification No.)

1776 Ocean Park Road, Surrey, British Columbia, Canada, V4A 3L9

(Address of principal executive offices)

Issuer’s telephone number, including area code:  (604) 603–7787

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

The number of outstanding shares of the issuer’s common stock at November 10, 2006 was 27,645,000 shares.

Transitional Small Business Disclosure Format:

        Yes [ ]    No [X]

GEORGIA EXPLORATION INC.

QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY

PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

1

Item 2:  Management’s Discussion and Analysis or Plan of Operations

10

Item 3:  Controls and Procedures

13

PART II:  OTHER INFORMATION

Item 6:  Exhibits

15

SIGNATURES

15

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Georgia Exploration, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)

ASSETS

Current Assets

Cash	$ 7,639	$ 42,840
Deposit	2,531	1,285

Total Assets	$ 10,170	$ 44,125

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts Payable and Accrued Liabilities	$ 42,278	$ –
Due to related party (Note 5)	4,481	1,307

Total Liabilities	46,759	1,307

Going Concern Contingency and Commitments (Notes 1 and 6)

Stockholders’ (Deficit) Equity

Common Stock, 1,200,000,000 shares authorized, $0.001 par value 27,645,000 (15,645,000 – March 31, 2006) shares issued and outstanding	46,587	4,587

Additional Paid-in Capital	1,593	650

Common Stock Subscribed (Note 7)	–	42,943

Foreign Currency Translation Adjustment	1,556	–

Deficit Accumulated During the Exploration Stage	(86,325)	(5,362)

Total Stockholders’ (Deficit) Equity	(36,589)	42,818

Total Liabilities and Stockholders’ Equity	$ 10,170	$ 44,125

Subsequent Event (Note 9)

The accompanying notes are an integral part of these interim financial statements

Georgia Exploration, Inc.

(An Exploration Stage Company)

Interim Statement of Operations

(Expressed in US dollars)

(Unaudited)

			Accumulated from
	For the three	For the six	February 21, 2006
	months ended	months ended	(Date of Inception)
	September 30,	September 30,	To September 30,
	2006	2006	2006

Expenses

Office and general (Note 5)	$ 14,794	$ 19,071	$ 19,846
Mineral property costs (Note 6)	4,730	9,405	13,992
Professional fees	28,395	52,487	52,487

Net Loss	$ (47,919)	$ (80,963)	$ (86,325)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number of Shares Outstanding	27,645,000	27,383,000

The accompanying notes are an integral part of these interim financial statements

Georgia Exploration, Inc.

(An Exploration Stage Company)

Interim Statement of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the six months ended September 30, 2006	Accumulated from February 21, 2006 (Date of Inception) to September 30, 2006

Operating Activities

Net loss	$ (80,963)	$ (86,325)

Adjustments to reconcile net loss to cash
Mineral property costs	–	4,587
Donated services and expenses	–	650

Change in operating assets and liabilities
Increase in deposit	(1,246)	(2,531)
Increase in accounts payable and accrued liabilities	42,278	42,278

Net Cash Used in Operating Activities	(39,931)	(41,369)

Financing Activities
Due to related party	3,174	4,481
Common stock issued	–	42,943

Net Cash Provided by Financing Activities	3,174	47,424

Effect of exchange rate changes on cash	1,556	1,584

Increase (decrease) in Cash	(35,201)	7,639

Cash - Beginning of Period	42,840	–

Cash - End of Period	$ 7,639	$ 7,639

Non-Cash Financing and Investing Activities

Issue of common stock for mineral property (Note 6)	$ –	$ 4,587
Issue of common stock for common stock subscribed (Note 7)	$ 42,943	$ 42,943

Supplemental Disclosures
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these interim financial statements

Georgia Exploration, Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

(Unaudited)

	Number of Shares	Amount	Additional paid-in capital	Capital stock subscribed	Foreign currency translation adjustment	Deficit accumulated during the exploration stage	Total

Balance – February 21, 2006 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –	$ –

March 2, 2006 - issued for mineral properties at $0.0035 per share	15,645,000	4,587	--	–	–	–	4,587

Common stock subscribed	–	–	–	42,943	–	–	42,943

Donated services and expenses	–	–	650	–	–	–	650

Net loss	–	–	–	–	–	(5,362)	(5,362)

Balance – March 31, 2006	15,645,000	4,587	650	42,943	–	(5,362)	42,818

April 4, 2006 – issued for common stock subscribed at $0.0036 per share	12,000,000	42,000	943	(42,943)	–	–	–

Foreign currency translation adjustment	–	–	–	–	1,556	–	1,556

Net loss for the period	–	–	–	–	–	(80,963)	(80,963)

Balance - September 30, 2006	27,645,000	$ 46,587	$ 1,593	$ –	$ 1,556	$ (86,325)	$ (36,589)

On August 21, 2006, the Company effected a 12:1 forward stock split of the authorized, issued and outstanding common stock (Note 7). All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these interim financial statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2006, the Company has accumulated losses of $86,325 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or a private placement of common stock.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on May 3, 2006 that was declared effective on May 23, 2006, to register 144,000,000 shares of common stock for resale by existing stockholders of the Company at $0.0017 per share once the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the initial period ended March 31, 2006 included in the Company’s Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended September 30 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

3.

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

c)

Foreign Currency Translation

The Company's functional currency is the Canadian dollar. The financial statements of the Company are translated to United States dollar equivalents under the current rate method in accordance with SFAS No. 52, “Foreign Currency Translation”. Assets and liabilities are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate

3.

Summary of Significant Accounting Policies (continued)

c)

Foreign Currency Translation (continued)

revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income (loss).

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

g)

Financial Instruments

The fair value of financial instruments, which include cash, deposit, accounts payable and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. At September 30, 2006, the only component of comprehensive income was foreign currency translation adjustments.

i)

Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award.  As at September 30, 2006, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

4.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is

4.

Recent Accounting Pronouncements (continued)

effective for periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

5.

Related Party Transactions

At September 30, 2006, the Company was indebted to the President in the amount of $4,481 (March 31, 2006 - $1,307) for consulting services provided to the Company. Included in professional fees is $5,000  for consulting services provided by the President of the Company for the six month period ended September 30, 2006.

6.

Mineral Properties

The Company entered into an Agreement dated March 2, 2006, to acquire a 100% interest in fourteen mineral claims located in British Columbia, Canada, in consideration for the issue of 15,645,000 shares of common stock with a fair value of $4,587 (CDN$5,215). The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. There are situations that could prevent the Company from obtaining clear title to the mineral claims such as the bankruptcy or death of the President.  The cost of the mineral property was initially capitalized.  At March 31, 2006, the Company wrote-off mineral property costs of $4,587, as it has not yet been determined whether there are proven or probable reserves on the property. During the period ended September 30, 2006, the Company spent $9,405 on exploration costs on the property.

7.

Common Stock

a)

On March 2, 2006, the Company issued 15,645,000 (post-split) common shares to the President of the Company with a fair value of $4,587 (CDN$5,215) in exchange for a 100% interest in a mineral property. Refer to Note 6.

b)

On April 4, 2006, the Company issued 12,000,000 (post-split) shares of common stock for cash proceeds of $42,943 (CDN$50,000).

c)

On August 21, 2006, the Company effected a 12:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock with a par value of $0.001 to 1,200,000,000 shares of common stock with a par value of $0.001.  The issued and outstanding share capital increased from 2,303,750 shares of common stock to 27,645,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

8.

Income Taxes

At September 30, 2006, the Company has accumulated non-capital loss carry-forwards of approximately $86,000, which are available to reduce taxable income in future taxation years. These losses expire beginning 2026.  Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance had been provided for this deferred tax asset.

9.

Subsequent Event

On October 9, 2006, the Company entered into a Letter of Intent to complete a business combination with Wharton Resources Limited (“Wharton”), a company incorporated under the laws of the province of New Brunswick, Canada. Wharton is engaged in the acquisition, exploration and development of oil and natural gas properties.

The Company and Wharton presently contemplate that the structure of the business combination will be by way of voluntary share exchange whereby the Company will issue a total of 30,000,000 shares of its common stock in consideration for all of the issued and outstanding shares of Wharton on a fully diluted basis.

9.

Subsequent Event (continued)

The completion of the transaction is subject to a number of conditions including entering into a definitive agreement and completion of due diligence reviews by both parties and the final structure of the transaction will be determined based upon a review of tax, accounting, and legal considerations.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Management's Discussion and Analysis.

Overview

Georgia entered into a Letter of Intent dated October 9, 2006 to complete a business combination with Wharton Resources Limited.  Wharton Resources holds various oil and gas property interests in the States of Texas, Louisiana and Kentucky.  The completion of the transaction is subject to a number of conditions including entering into a definitive agreement and completion of due diligence reviews by both parties. There is no guarantee that the business combination will complete.

Georgia and Wharton presently contemplate that the structure of the business combination will be by way of a corporate merger whereby Georgia will issue a total of 30,000,000 shares of its common stock in consideration for the merger of Wharton Resources Corp, a Delaware subsidiary of Wharton, with and into a subsidiary of Georgia that will be incorporated for that purpose.  The final structure of the transaction will be determined based upon a review of tax, accounting, and legal considerations.  Any common stock issued by Georgia as consideration in the business combination will not be registered under the United States Securities Act of 1933 as amended.  The Letter of Intent provides that Wharton may nominate three directors to the board of directors of Georgia in place of the existing directors.

Wharton is a private New Brunswick company which, through its wholly owned subsidiaries, Wharton Resources Corp. (Delaware), Wharton Resources LLC (Delaware) and Wharton Resources LP (Texas), is engaged in the acquisition, exploration and development of oil and natural gas properties.  Wharton holds oil and gas lease acreage in Texas, Kansas and Kentucky and has an option to acquire interests in properties in the State of Louisiana.   The Kansas acreage consists of approximately 8,500 acres with 8 drilled wells that are presently shut-in.  The Kentucky acreage consists of approximately 2,200 acres in Clay County and 3,400 acres in Bell County, Kentucky. Wharton has a further option to acquire oil and gas leases in the State of Louisiana. Wharton has conducted initial geological studies on the properties and further work programs will be determined.

Georgia is also seeking to complete an equity financing to raise gross proceeds of up to US$5,000,000.  The financing consists of the offer and sale of up to 5,000,000 Units at a price of US$1.00 per unit.   Each Unit will consist of one share in the common stock of Georgia and a Class A Warrant and a Class B Warrant.   The offering of the Units and the underlying securities will not be registered under the U.S. Securities Act of 1933.  The Units and underlying securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.   The proceeds from the sale of the Units will be applied towards the acquisition and development of oil and gas interests by Wharton and general working capital.   There is no guarantee that Georgia will be able to complete the equity financing.

Pending the acquisition of Wharton, Georgia will continue to identify and assess new projects for acquisition purposes.  In addition, Georgia will consider further exploration activities on its Chub claims with a view to adding value to those claims.  See “Plan of Operation” below for more information.

Financial Condition

Georgia is a development stage company and Georgia’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Georgia’s auditors' report on its 2006 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to Georgia's ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that Georgia will continue as a going concern. Since its inception in February 2006, Georgia has not generated revenue and has incurred net losses. Accordingly, it has not generated cash flow from operations and has primarily relied upon proceeds from equity financings to fund its operations. These conditions raise substantial doubt about Georgia's ability to continue as a going concern.

Plan of Operation

Our plan of operation for the next 12 months will be largely contingent on whether or not we are able to successfully complete the acquisition of Wharton, described above.   The following section discusses our plan of operations involving our current mineral resource property.   We will however need to seek additional capital to conduct further exploration work on our Chub Claims.

Exploration Plan

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our Chub mineral claims. We do not have enough funds to complete our Phase Two or Phase Three programs which we would plan to start in the spring of 2007 if the results of our Phase One exploration program are determined to be encouraging.

We will review the results of the Phase One exploration program in late November 2006. If we are able to identify favorable geological formations and structures with increased mineral values we will plan and conduct a Phase Two program in April 2007. Our consulting geologist has indicated that we should budget approximately $13,050 (CAD$15,000) for our Phase Two program.  This will include further field work to expand and enhance geological and analytical data in the most promising parts of the property.

In the case that the Phase Two exploration program takes place, we will review its results in October 2007. If we are able to continue to confirm increased mineral values at specific hand drilled targets we would consider Phase Two a success and would plan for a Phase Three exploration program. The Phase Three exploration program is expected to cost approximately $52,200 (CAD$60,000) and begin in June 2007.  The phase three program will comprise of detailed studies, including geophysical surveys, in order to identify the best sites for a future diamond drilling campaign.  At this stage, we would seek to link with a major resource company in a joint venture relationship in recognition of financing requirements.

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

Results of Operations

The Company incurred a loss of $86,325 for the period beginning February 21, 2006 (inception) and ending September 30, 2006.  This loss is largely attributed to ongoing legal and accounting fees associated with filing the Company’s registration statement, quarterly filings and the completion of the Phase One exploration program on the Chub claims in August 2006.

Liquidity and Capital resources

For the period ending September 30, 2006, we had a cash balance of $7,639 as compared to $42,840 for the period ending March 31, 2006.  This decrease in cash balance is due to the payment of legal and accounting expense associated with filing the Company’s registration statement.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.  Based on this evaluation, the Company’s sole officer has concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing  and disclosing the information the Company is required to disclose in the reports it files under the

Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Such evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the six months ended September 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

1.

Exhibit 31.1 – Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the U.S. Securities Exchange Act of 1934.

2.

Exhibit 32.1 – Certification Pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or 15a-14(b) of the U.S. Securities Exchange Act of 1934.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2006

Georgia Exploration, Inc.

By:

/s/ Sokhie Puar

Sokhie Puar

President and Principal Financial Officer