Form 10QSB
period 2006-11-30
Georgia Exploration, Inc.
filed 2007-01-22
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________to_________________

Commission file number    000-52309

Georgia Exploration, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0489324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 Woodway Drive, Suite 306W
Houston, Texas 77056
(Address of principal executive offices)

(713) 355-7001
(Issuer's telephone number)

1776 Ocean Park Road, Surrey, British Columbia, Canada, V4A 3L9

Former Fiscal Year End March 31
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐;   No ☒

The number of shares outstanding of the issuer’s common equity as of January 15, 2007, was 42,000,000 shares of common stock, par value par value $0.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GEORGIA EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
At November 30, 2006 and August 31, 2006
(Unaudited)

ASSETS	November 30, 2006	August 31, 2006

Current assets
Cash	$-	$312,581

Office equipment, net	5,347	6,022
Oil and gas properties, full cost method
Properties not subject to amortization	1,466,496	910,003

Total assets	$1,471,843	$1,228,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$538,867	$712,312
Accounts payable - related parties	-	3,296
Bank overdraft	42,206	-
Advances from stockholder	256,903	242,745
Due to parent	-	460,231
Accrued interest	25,124	4,765
Notes payable	790,255	312,500
Total current liabilities	1,653,355	1,735,849

Convertible debentures	74,305	76,883
Total liabilities	1,727,660	1,812,732

STOCKHOLDERS’ DEFICIT
Common shares, $0.001 par value, 1.2 billion shares authorized, 30,000,000 and 25,000,000 shares issued and outstanding, respectively	30,000	25,000
Additional Paid-in Capital	431,496	(24,000)
Deficit accumulated during the development stage	(717,313)	(585,126)
Total stockholders’ deficit	(255,817)	(584,126)

Total liabilities and stockholders’ equity (deficit)	$1,471,843	$1,228,606

See notes to consolidated financial statements

GEORGIA EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended November 30, 2006 and 2005
and the Period Inception (January 20, 2005) through November 30, 2006
(Unaudited)

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	Inception Through November 30, 2006

Revenue	$-	$-	$-

Operating expenses
General and administrative	119,845	19,646	180,952
Depreciation	675	-	2,025
Total operating expenses	120,520	19,646	182,977

Operating loss	(120,520)	(19,646)	(182,977)

Other expense
Financing costs	-	142,277	507,112
Interest expense	21,661	-	26,426
Foreign currency exchange loss (gain)	(9,994)	-	798
Total other expense	11,667	142,277	534,336

Net loss	$(132,187)	$(161,923)	$(717,313)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	27,500,000	25,000,000	25,331,370

See notes to consolidated financial statements

GEORGIA EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the Period from Inception (January 20, 2005)
Through November 30, 2006
(Unaudited)

	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Issuance of shares at inception	25,000,000	$25,000	$(24,000)	$-	$1,000

Net loss, inception through August 31, 2005		-	-	(228,744)	(228,744)

Balance, August 31, 2005	25,000,000	$25,000	$(24,000)	$(228,744)	$(227,744)

Net loss		-		(356,382)	(356,382)

Balance, August 31, 2006	25,000,000	$25,000	$(24,000)	$(585,126)	$(584,126)

Issuance common shares for lease interests (October 16, 2006)	5,000,000	5,000	455,496	-	460,496

Net loss		-	-	(132,187)	(132,187)

Balance, November 30, 2006	30,000,000	$30,000	$431,496	$(717,313)	$(255,817)

See notes to consolidated financial statements

GEORGIA EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended November 30, 2006 and 2005
and the Period of Inception (January 20, 2005) through November 30, 2006
(Unaudited)

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	Inception Through November 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(132,187)	$(161,923)	$(717,313)
Adjustments to reconcile net loss to cash (used) provided by operating activities:
Depreciation	675	-	2,025
Foreign currency exchange loss (gain)	(9,994)	-	798

Net change in:
Accounts payable	(165,762)	216,507	540,593
Accounts payable - related parties	(3,296)	-	-
Bank Overdraft	42,206	-	42,206
Accrued interest	20,359	-	25,124
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES	(247,999)	54,584	(106,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(7,372)
Investment in oil and gas properties	(556,493)	(54,584)	(1,005,266)
CASH FLOWS USED IN INVESTING ACTIVITIES	(556,493)	(54,584)	(1,012,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	14,156	-	256,903
Proceeds from convertible debentures	-	-	72,047
Proceeds from notes payable	540,255	-	852,755
Principal repayment on note payable	(62,500)	-	(62,500)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	491,911	-	1,119,205

NET INCREASE IN CASH	(312,581)	-	-
Cash, beginning of period	312,581	-	-
Cash, end of period	$-	$-	$-

Cash paid for:
Interest	$1,302	$-	$1,302
Income taxes	$-	$-	$-

Supplemental Non-cash Disclosures:
Issuance of founders shares	$-	$-	$1,000
Resision of assignment of oil and gas properties from parent	(460,496)	-	-
Common stock issued to accquire oil and gas properties	$460,496	$-	$460,496

See notes to consolidated financial statements

 GEORGIA EXPLORATION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Georgia Exploration, Inc.(the “Company”, “Registrant” or “Georgia”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K filed with the SEC on January 10, 2007 pursuant to its merger with Wharton Resources Corp. (“Wharton”). For reporting purposes, the merger between the Company and Wharton was treated as a reverse merger with Wharton being the “accounting acquirer”; and accordingly it assumed the Registrants reporting obligations with the SEC. The go-forward financial statements for the Registrant presented herein are those of Wharton since its inception on January 20, 2005. In accordance with SEC requirements, since this Form 10-QSB is being filed subsequent to the date of the merger, the current and historical financial statements and related disclosures presented herein are those of the “accounting acquirer”. See Note 8 for a discussion of the merger transaction.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in its Form 8-K, filed with the SEC on January 10, 2007 have been omitted.

Our financial statements in (US $) are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

Wharton was incorporated under the laws of the State of Delaware on January 20, 2005. It holds oil and gas lease acreage in Texas and Kentucky, and rights to oil and natural gas reserve development in Louisiana and Kansas. On December 28, 2006 pursuant to an Agreement and Plan of Merger dated November 21, 2006 (the “Agreement”), a subsidiary of Georgia merged with Wharton (the “Merger Transaction”). With the Merger Transaction, the Company’s core activities principally became the exploration and development of domestic oil and gas reserves in the United States. The Merger Transaction was consummated on January 3, 2007.

In connection with the Merger Transaction each outstanding share of Wharton held by its stockholders was converted into 25,000 common shares in Georgia with an aggregate issuance of 30,000,000 common shares of the Company to the former Wharton stockholders. Further 15,645,000 shares of Georgia common stock were cancelled concurrent with the closing of the Merger Transaction. Immediately following the closing of the Merger Transaction the Company had 42,000,000 shares of common stock issued and outstanding. The Merger Transaction resulted in a change of control of Georgia with Wharton’s former stockholders holding in the aggregate approximately 71.4% of Georgia’s outstanding common stock. For U.S. federal income tax purposes, the merger was affected as a qualified reorganization under the provisions of Section 368(a) of the United States Internal Revenue Code of 1986, as amended.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. SFAS No. 123(R) shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company adopted SFAS No. 123(R) as of September 1, 2006, and there was no impact of adoption on the consolidated financial statements.

As of November 30, 2006, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Principles of Consolidation

The Registrant’s consolidated financial statements include the accounts of the “accounting acquirer” in the Merger Transaction and its direct and indirect 100% owned subsidiary and limited partnership interests in Wharton Resources LLC, a Delaware limited liability company. Wharton and Wharton Resources LLC have formed Wharton Resources LP, a Texas limited partnership, to conduct the development of its natural gas and oil properties. Wharton Resources LLC owns a 1% general partner interest in Wharton Resources LP and Wharton owns the remaining 99% of Wharton Resources LP. The Company’s oil and natural gas activities are conducted through its interests Wharton Resources LP.

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Depletion and depreciation of gross proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves.

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of November 30, 2006, no impairment of oil and gas properties was required.  The Company holds oil and gas lease acreage in Texas and Kentucky, and has not commenced drilling or development activities of such acreage. The Texas lease acreage contains reserves classified as proved undeveloped, probable and possible reserves. The Company will begin amortization of these costs once the lease acreage is drilled and production commences.

Mineral Property Costs

The Company holds interests in 14 mineral claims in British Columbia, Canada, known as the Chub Claims and has completed an initial evaluation of the Claims. Mineral property exploration costs have historically been expensed as incurred. Should an evaluation determine that a Claim(s) may be economically developed; the costs subsequently incurred to develop the mineral property would be capitalized and amortized on a unit-of-production basis over the estimated life of the mineral reserves being developed. Since the Company’s inception, it has expensed approximately $12,500 in mineral property costs, and no mineral claim property capitalized costs are carried in the Company’s balance sheet.

Foreign Currency Translation

The Company’s functional currency was originally the Canadian dollar. In connection with the Merger Transaction, the Company’s functional currency was converted to U.S. dollars as its principal activities are based in the United States. Balance sheet items are translated into U.S. dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non-monetary items. Operating statement items are translated at average rates prevailing during the period. Gains and losses on translation of current monetary assets and liabilities are included in income.

NOTE 4 - GOING CONCERN

The Company is in its development stage and, accordingly, has limited operations and no revenues. The Company has raised limited financing and has incurred operating losses since its inception in January 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern, and its ability to achieve and maintain profitability and positive cash flow is dependent on its ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and gas properties. The Company is seeking financing that it believes would allow it to establish and sustain commercial production. There are no assurances that the Company will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to the Company or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the Company’s formation and development to date, it has had oil and gas transactions with the current directors, executive officers and shareholders with interests in excess of 10.0%. These transactions are as follows:

Oakcrest Prospect, Wharton County, Texas

On October 16, 2006, Wharton acquired from CodeAmerica Investments LLC (“CodeAmerica”), a company controlled by W. Milton Cox, its oil and gas lease interests held in Wharton County, Texas in exchange for 5,000,000 shares of the company's common stock. W. Milton Cox was previously Wharton’s Chairman and Chief Executive Officer and a director of Wharton and is now the Chairman, Chief Executive Officer and a director of the Company. Pursuant to SEC requirements for entities under common control, the acquisition of the Oakcrest oil and gas lease acreage from CodeAmerica recorded at CodeAmerica’s cost basis of approximately $460,500.

Mound Branch Prospect, Elk County, Kansas

On September 1, 2006, Wharton entered into the Mound Branch Prospect Development Agreement with Orbit Energy, LLC (“Orbit”) associated with a reserve and infrastructure development program of existing and after-acquired oil and gas lease acreage and eight existing wells that are shut-in pending the construction of and interconnection with a gathering system, which will be able to deliver natural gas production into a downstream interstate pipeline that serves the Wichita and Kansas City natural gas markets (the “Area of Mutual Interest”, or “AMI”). W. Milton Cox and Bassam Nastat, previously Wharton’s President and a director of Wharton and now the President and a director of the Company, through their affiliates each hold 50% interests in Orbit. Pursuant to the Mound Branch Agreement, the Company assumed responsibility for any lease renewal, minimum royalty and other associated costs of drilling and testing the wells, or other similar payment obligation(s) associated with and/or arising from any lease acreage covered by the AMI under the Agreement. Upon execution of the Mound Branch Agreement, Wharton remitted to Orbit $100,000 for use in conducting flow tests and evaluations of the AMI.

The Mound Branch Agreement provides for the Company and Orbit to use their best efforts to develop a definitive purchase and sale agreement for the AMI. All amounts advanced to Orbit or paid on the behalf of Orbit associated with the AMI are to be applied toward a definitive purchase and sale price to be negotiated under the Mound Branch Agreement. The Mound Branch Agreement also provides that if Wharton and Orbit cannot mutually agree on a fair value for the purchase and sale transaction, that they agree to engage an independent third party to make a fair market value appraisal of the oil and gas lease interests, and tangible and intangible assets associated with the AMI that will be subject to the purchase and sale agreement between the Company and Orbit that is to be negotiated. The Agreement provides that both parties will agree to use the third party appraisal for the purchase and sale transaction. As of November 30, 2006 the Company has advanced to or paid on the behalf of Orbit amounts totalling $151,731, in connection with the Development Agreement. Since November 30, 2006 through the date of this filing, the Company has advanced to or paid on the behalf of Orbit approximately $555,000, and since inception of the Mound Branch Agreement the Company has advanced to or paid amounts on the behalf of Orbit totalling approximately $707,000.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, Wharton entered into an agreement to acquire the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica. The prospect has approximately 2,200 acres located in Clay County, Kentucky. The Company made an initial payment to CodeAmerica of $15,000, and on December 21, 2006 the Company made payment for the remaining outstanding balance of $315,000. CodeAmerica has delivered to the Company an executed and recordable assignment of its Baxter Bledsoe oil and gas lease acreage.

Bell Prospect, Bell County, Kentucky

Effective October 1, 2006, Wharton entered into an agreement with CodeAmerica to acquire its oil and gas lease interests located in Bell County, Kentucky. The Bell Prospect is comprised of approximately 3,400 acres. The purchase price was $255,000 plus reimbursement for $59,475 for land, legal and title services expended by CodeAmerica on the prospect. On October 28, 2006, Wharton made a payment to CodeAmerica totalling $144,475 to pay one-third of the purchase price plus to reimburse CodeAmerica for the referenced services. On the same date, CodeAmerica executed and delivered to Wharton an assignment of the 3,400 lease acres under the oil and gas leases held by CodeAmerica in Bell County, Kentucky. On December 6, 2006, the Company remitted payment to CodeAmerica of $170,000 for the remaining balance due CodeAmerica under the Bell Prospect purchase and sale agreement.

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE UNSECURED DEBENTURES

Notes Payable

Wharton entered into three short term loan agreements dated August 21, 2006 that provide for total borrowings of $500,000 for general working capital purposes. The loans have a 90-day maturity; bear interest at 10% per annum with principal and interest due upon maturity; and are secured by all existing and after acquired assets of Wharton. The loans may be extended at Wharton’s option for an additional 90 days under the same terms and conditions. The loans provide for 150,000 shares of common stock “Bonus Shares” to be issued to the lenders in the event that Wharton is acquired in an acquisition. Wharton elected to extend the loans for an additional 90 days until February 2007, and in total 300,000 Bonus Shares are to be issued to the lenders. At August 31, 2006, proceeds under the loans totalling $312,500 had been funded to Wharton, and by September 21, 2006, the total proceeds of $500,000 were funded under the notes.

On October 17, 2006, Wharton entered into a short term loan agreement for $350,000 for general working capital purposes. The loan has a 90-day maturity; bears interest at 18% per annum with principal and interest due upon maturity; and is secured by all existing and after acquired assets of Wharton. The loan may be extended at Wharton’s option for an additional 90 days under the same terms and conditions. The loan provides for 100,000 shares of common stock “Bonus Shares” to be issued to the lender in the event that Wharton is acquired in an acquisition. Should Wharton elect to extend the loans for an additional 90 days, 150,000 Bonus Shares are to be issued to the lender. The loan provides that Wharton will use best efforts to endeavour to register the Bonus Shares issued in connection with the note within a 12-month period from the date of issuance.

At November 30, 2006 outstanding principal borrowings under the August 21, 2006 notes and the October 17, 2006 note totalled $790,255. The notes provide for an issuance of up to 400,000 common shares of the Company as Bonus Shares to the lenders. The Bonus Share issuance obligation was triggered by the Merger Transaction, and Georgia assumed responsibility for the issuance of the common shares under the notes payable. For purposes of recording the financial obligation associated with the Bonus Shares, the shares were valued at the current market price of $1.00 per share at the date of the merger. The Company recorded a deferred financing cost totalling $400,000 on January 3, 2007 (the date of merger), with a corresponding increase in additional paid-in capital and the par value amount of the 400,000 common shares. The deferred financing cost will be amortized over the life of the period from the date of merger until the expected date of issuance of the Bonus Shares under the notes payables.

Series A - Convertible Unsecured Debentures

The company has obligations associated with three unsecured convertible debentures issued on March 13, 2006 with total principal borrowing of CAD$ $85,000 (US$ $74,305 and $76,883 at November 30, 2006 and August 31, 2006, respectively). The debentures mature September 13, 2007, and bear interest at 10% per annum. In the event that the stock of the Company began trading on a public market, the debentures contained an automatic conversion provision whereby they would be converted into common shares at a conversion rate of 85% of the initial publicly traded share price. If not converted by the maturity date, the outstanding principal balance together with interest accrued since the debenture issuances would be due and payable to the debenture holders.

Attached to the debentures are 85,000 warrants exercisable into shares of the Company's common stock for a 12-month period following the date shares are available on a public market, and are priced at a share price of 125% of the initial publicly traded share price. At August 31, 2006 and for the period prior to the Merger Transaction, in accordance with EITF 00-27, no discount had been recorded for the fair value of the beneficial conversion feature due to the contingency for the issuance of publicly traded shares of the Company's stock.

The Merger Transaction resulted in the Company's stock becoming publicly traded within the provisions contained in the convertible debentures, and the Company determined that the contingency to convert the shares and issue the warrants were triggered by the Merger Transaction. The Company valued the beneficial conversion feature of the convertible debentures at $75,390 on January 3, 2007 (the date of merger) and recorded a debt discount of $75,390, and a corresponding increase in additional paid-in capital on that date. The debt discount will be amortized over the life of the convertible debentures.

NOTE 7 - OTHER COMMITMENTS

The Company, through its merger with Wharton, has a purchase and sale agreement for the acquisition of four existing well bores and associated oil and gas lease acreage that provides for a purchase of lease acreage covering approximately 414 acres and associated down hole and surface equipment for $2.3 million. The purchase and sale agreement provides for a closing date of the transaction by February 1, 2007, provided that if the seller of the property receives a third party offer to purchase the interest in the leases before the Company completes the purchase, the Company will have a right of first refusal to match the offer. In such case, if the Company is unable or unwilling to match the third party offer, then the purchase and sale agreement will terminate and the Company will not acquire the property. The consummation of the purchase and sale transaction is depended on certain factors including the acquisition and closing of financing.

NOTE 8 - SUBSEQUENT EVENT

Merger of Georgia Exploration, Inc. and Wharton Resources Corp.

On November 21, 2006 Georgia Exploration, Inc. (“Georgia”) and Wharton executed an Agreement and Plan of Merger. Pursuant to the Merger Agreement, Wharton merged with GEX Acquisition Corp., a subsidiary of Georgia, resulting in Wharton being a wholly-owned subsidiary of Georgia Exploration. The merger was consumated on January 3, 2007. In connection with the merger, Georgia issued 25,000 Georgia shares for each Wharton share, or an aggregate of 30,000,000 shares. Georgia assumed the obligation to issue securities on exercise and conversion, respectively, of Wharton’s outstanding warrants and convertible securities. Immediately following the closing of the merger, Wharton former shareholders held 71.4% of the outstanding Georgia common shares.

Georgia was incorporated under the laws of the State of Nevada on February 21, 2006, and holds an interest in certain mineral claims in British Columbia.  For accounting purposes, this merger was treated as a reverse merger with Wharton Resources Corp. being the “accounting acquirer” and accordingly it assumed the Registrants reporting obligations with SEC. The go-forward financial statements for the Registrant presented herein are those of Wharton since its inception on January 20, 2005. In accordance with SEC requirements, since this Form 10-QSB is being filed subsequent to the date of the merger, the current and historical financial statements and related disclosures presented herein are those of the “accounting acquirer”.

Presented in the following Table is an unaudited pro-forma balance sheet for the Registrant at November 30, 2006 prepared on the basis of Wharton being the “accounting acquirer”, and its assumption of the Registrant’s reporting obligations with the SEC. The pro-forma balance sheet is prepared from Wharton’s and Georgia’s unaudited balance sheets at November 30, 2006, and prepared as if the merger transaction was consummated on November 30, 2006. The pro-forma transactions presented in the following Table are required by the merger agreement or by accounting principles upon the completion of a reverse acquisition. Georgia had no significant operations, and therefore, no pro-forma statement of operations is presented. .

IMPORTANT NOTICE: The following unaudited pro forma financial information of Wharton and Georgia set forth a post-merger snapshot of the combined balance sheet, as if the merger was consummated at November 30, 2006. It is prepared from November 30, 2006 accounts which may differ materially from the accounts at January 3, 2007 the date the merger was consummated.

Pro Forma Balance Sheet (unaudited)
Wharton Resources Corp. and Georgia Exploration, Inc.

	Wharton (At Nov 30, 2006)	Georgia (At Nov 30, 2006)		Adjustments			Pro Forma Combined
Assets	(unaudited)	(unaudited)		Debit		Credit

Total assets	$1471,843	$1,737,444	(7)	400,000			$3,609,287

Liabilities and Stockholders’ Equity

Total liabilities	1,727,660	52,929	(6)	75,390			1,705,199

Stockholders’ Equity

Common stock	30,000	46,587	(1)	15,645	(3)	1,593	42,400
			(2)	20,535	(7)	400

Additional paid-in	431,496	1,593	(3)	1,593	(1)	15,645	774,001
capital			(4)	171,645	(5)	2,980
					(2)	20,535
					(6)	75,380
Common stock subscribed	-	1,805,000			(7)	399,600	1,805,000

Foreign Currency Translation Adjustment	-	2,980	(5)	2,980			-

Accumulated deficit	(717,313)	(171,645)			(4)	171,645	(717,313)

Total stockholders’ equity (deficit)	(255,817)	1,684,515					1,904,088

Total liabilities and stockholders’ equity	$1,471,843	$1,737,444					$3,609,287

Notes:
(1)	Cancellation of 15,645,000 shares of Georgia common stock by Georgia’s founding shareholder.
(2)	Restate common stock to par value of $0.001 for 42,400,000 shares issued and outstanding.
(3)	As a result of reverse merger accounting, eliminate additional paid-in capital of Georgia.
(4)	As a result of reverse merger accounting, the accumulated deficit of Georgia is eliminated.
(5)	Georgia functional currency converted to U.S. currency.
(6)	Reflect value of beneficial conversion feature of series A Convertible Debentures triggered by merger.
(7)	Reflect value of 400,000 bonus shares issued in connection with notes payable add recorded as deferred financial costs triggered by merger.

Item 2.	Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", “Company”, and "Georgia" mean Georgia Exploration, Inc., unless otherwise indicated.

Our Current Business

Through its merger with Wharton, the Company has undertaken a new strategic and business direction for it to become primarily an oil and gas company. The Company’s core activities and associated capital investments will be redirected towards the exploration and development of natural gas and oil reserves in the United States. Wharton is currently engaged in the exploration and development of natural gas and oil properties principally in the State of Texas, Kansas, Louisiana and Kentucky. Wharton holds oil and gas lease acreage in Texas and Kentucky; an agreement to acquire oil and gas interests in the State of Louisiana; and a development agreement to acquire and participate in the acquisition and development of lease acreage and associated behind the pipe shut in production that is currently undergoing flow tests in southeastern Kansas.

The Company holds proved undeveloped natural gas and condensate reserves located in south central Texas associated with its Oakcrest Prospect oil and gas lease interests located in Wharton County, Texas. The Company does not have proved producing reserves. The Company is actively pursuing oil and gas prospects and opportunities principally through its relationships with individuals and companies.

Oakcrest Prospect, Wharton County, Texas

The Oakcrest Prospect, located in north central Wharton County, Texas is adjacent to and lies immediately to the north-northeast of the Southwest Bonus Field. The Southwest Bonus is comprised of approximately 44 Wilcox formation producing wells, and since initial production has produced over 96 billion cubic feet of natural gas and 2.8 million barrels of oil equivalent. The main target of hydrocarbon production is the Wilcox formation, with the Frio formation slated as secondary.

Through the Wharton merger, the Company holds a 95.75% working interest and a 73.0% net revenue interest (“NRI”) in certain leases totalling approximately 866 acres in Wharton County. The lease interests were acquired from CodeAmerica Investments LLC (“CodeAmerica”), a company controlled by Wharton’s Chairman and Chief Executive Officer, in exchange for Wharton common stock. Consistent with SEC requirements and for financial statement purposes, the acquisition of the oil and gas lease interests was treated as a transaction between entities under common control and the stock issued in exchange for the lease interests were recorded at CodeAmerica’s cost basis of approximately $460,500.

The anticipated capital investment to drill and complete a well in the Oakcrest Prospect is approximately $3.3 million per well with a total depth of approximately 11,500 feet to reach the target formation. The Company’s current plan of operation for the Oakcrest Prospect provides for: the acquisition of drilling permits and the scheduling of drilling rig by March 1, 2007; construction of drilling locations; and the commencement of drilling of the an initial well in June 2007, and a total of four wells within a year of spudding the initial well.

Mound Branch Prospect, Elk County, Kansas

On September 1, 2006, we entered into the Mound Branch Prospect Development Agreement (“Development Agreement”) with Orbit Energy, LLC (“Orbit”) associated with a reserve and infrastructure development program of existing and after acquired oil and gas lease acreage and eight existing wells that are shut-in pending the construction of and interconnection with a gathering system, which will be able to deliver natural gas production into a downstream interstate pipeline that serves the Wichita and Kansas City natural gas markets (“Area of Mutual Interest” or “AMI”). Milton Cox, our Chairman and Chief Executive Officer and Bassam Nastat, a Director and our President, through their affiliates each hold 50% interests in Orbit. Orbit holds approximately 8,800 acres in the AMI. The Development Agreement provides for us to pay $100,000 to Orbit for additional testing and evaluations of the AMI, which Orbit must complete within 90 days. Under the Development Agreement, we have exclusive rights to the AMI for 150 days, and Orbit may not initiate, solicit or consider any other offers associated with the AMI or its associated tangible and intangible assets. Both parties have agreed to use their best efforts to develop a definitive purchase and sale agreement for the AMI. The $100,000 is to be applied to the definitive purchase and sale price.

The Development Agreement also provides that if we cannot mutually agree with Orbit on a fair value for the purchase and sale transaction, that they agree to engage an independent third party to make a fair market value appraisal of the assets subject to the purchase and sale, and that both parties will agree to use the third party appraisal for a transaction. Pursuant to the First Amendment to the Development Agreement executed November 13, 2006 and effective September 1, 2006, we assumed responsibility for any lease renewal, minimum royalty, and other associated costs of drilling and testing the wells, or other similar payment obligation(s) associated with or arising from any lease acreage covered by the AMI. Any amounts paid by the Company in connection with the First Amendment are to be applied against a purchase and sale price to be negotiated under a definitive purchase agreement.

Our current plan of operation for the Mound Branch Prospect is to continue to proceed with flow tests of the existing eight drilled wells at an approximate cost of $300,000; continue to acquire lease acreage in the AMI for lease development and use in building the required gathering system infrastructure to be able to effect delivery of production into a downstream interstate natural gas pipeline; complete and consummate a definitive purchase and sale agreement between the Company and Orbit; and to commence a 150-well three year drilling program with the initial 50 wells drilled over the next twelve months. As of November 30, 2006 we have advanced to or paid on the behalf of Orbit amounts totalling $151,731 in connection with the Development Agreement. Since November 30, 2006 through the date of this filing, we have advanced to or paid on the behalf of Orbit approximately $555,000, and since inception of the Mound Branch Agreement the Company has advanced to or paid amounts on the behalf of Orbit totalling approximately $707,000.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, we entered into an agreement to acquire the Baxter Bledsoe Prospect oil and gas lease acreage totalling approximately 2,200 gross acres (1,584 net acres) in Clay County, Kentucky from CodeAmerica. The purchase has been consummated with the Company’s remittance of $330,000 to CodeAmerica for its oil and gas lease interests in the Baxter Bledsoe Prospect, and CodeAmerica has assigned the Baxter Bledsoe lease to the Company.

Our current plan of operation for the Baxter Bledsoe Prospect is to drill an initial well in the third quarter of the year 2007 to the Black River Group formation; provided that we are able to obtain financing in addition to the Private Placement.

St. Martin Parish, Louisiana

St. Martin Parish is located in the south central portion of the State of Louisiana. The field was discovered in the 1920’s and contains three producing wells and one plugged well. We have a purchase and sale agreement for the acquisition of four existing well bores and associated oil and gas lease acreage that provides for a purchase of lease acreage covering approximately 414 acres and associated down hole and surface equipment. The purchase and sale agreement provides for a closing date of the acquisition of February 1, 2007, provided that if the seller of the property receives a third party offer to purchase the interest in the leases before we complete the purchase, we have a right of first refusal to match the offer. In such case, if we are unable or unwilling to match the third party offer, then the purchase and sale agreement will terminate and we will not acquire the property.

Upon our sucess in securing financing and its success in consummating the acquisition, we would hold an approximate average working interest and revenue interest of 99.0% and 82.0%, respectively. Capital costs vary, dependent on the depth of completion/re-completion. Capital requirements to acquire the St. Martin Parish property, perform required workovers and recompilations and the drilling of the initial proved undeveloped well would total approximately $3.5 million during the year 2007

Bell Prospect, Bell County, Kentucky

On October 1, 2006, we entered into an agreement with CodeAmerica to acquire its oil and gas lease interests with acreage totalling approximately 3,400 gross acres (2,448 net acres) in Bell County, Kentucky, for a purchase price of $255,000 plus reimbursement of $59,475 for land and legal services incurred by CodeAmerica in connection with the lease acreage. On October 28, 2006, we made a payment to CodeAmerica totalling $144,475 to pay one-third of the purchase price and to reimburse CodeAmerica for the referenced services. On the same date, CodeAmerica executed and delivered to Wharton an assignment of the 3,400 lease acres under the oil and gas leases held by CodeAmerica in Bell County, Kentucky. On December 6, 2006, the Company remitted payment to CodeAmerica of $170,000 for the remaining balance due CodeAmerica under the Bell Prospect purchase and sale agreement.

The Company’s current plan of operation for the Bell Prospect is to continue its title verification and confirmation process for the acquired acreage; provided that the Company is able to obtain financing in addition to the Private Placement.

Results of Operations

Three Months Ended November 20, 2006 and 2005

Our net loss for the three months ended November 30, 2006 totalled $132,187. This compares with our net loss of $161,923 for the three months ended November 30, 2005. General and administrative expenses for the three months ended November 30, 2006 and 2005 were $119,845 and $19,646, respectively. The primary components of general and administrative expenses for the quarter ended November 30, 2006 were accounting and legal costs associated with financing activities, office and equipment costs, and travel. General and administrative expenses for the same three month period for the prior year were principally comprised of travel costs incurred in connection with financing initiatives. Also for the three month period ending November 30, 2005, expenses associated with a proposed Canadian initial public offering totalled $142,277. During the three month period ending November 30, 2006 costs incurred in connection with our pending private placement have been charged directly to general and administrative expense.

During the three months ended November 30, 2006 we incurred interest expense totalling $21,661 that was associated with our unsecured debentures issued on March 13, 2006, and our notes payable issued on August 21, 2006 and October 17, 2006. We incurred no interest expense during the three months ended November 30, 2005. Our increase in interest expense is the result of interim working capital funding pending the completion of an equity financing.

Liquidity and Capital Resources

Oil and natural gas exploration, exploitation and development programs in the United States are very capital intensive, and require substantial capital resources to fund the ongoing drilling and development of oil and gas reserves. In instances where an existing infrastructure does not exist within the proximity of the area under drilling and development, additional capital requirements are necessary to construct and install the infrastructure necessary to affect the delivery of production to market in order to create cash flows from production. The U.S. oil and gas industry is highly competitive, and when opportunities are identified, we have found that in most instances we must be able to act quickly which necessitates that we have sufficient human and capital resources on hand, or readily available, for us to draw upon when opportunities are identified, and our technical and commercial evaluations confirm the economic viability of such and our continuing interest in the opportunity. Once oil and gas prospects are identified, acquired, and they become part of our portfolio of oil and gas opportunities, we require sufficient capital funding to execute our business plans.

The Company is in its development stage and, accordingly, has limited operations and no revenues. To date we have raised external financing through unsecured debentures, and notes payable to provide funding pending completion of a private placement of equity or debt. We believe our existing oil and gas prospects provide us a mechanism to create a sustainable reserve base that will produce recurring levels of cash flows; which will allow us to continue to build our portfolio of oil and gas prospects; and strengthen our base of production so as to internally fund our operating requirements and a portion of our capital investments going forward.

Since inception, we have funded our activities primarily through private placements of common stock, through short term working capital loans, and contributions of funds and services from founding shareholders during the Company’s ramp up phase. We expect that over the next twelve months we will continue to raise capital resources through a combination of private placements and public offerings that would involve equity, debt or a combination of both. Future financing in the form of equity, debt or other sources could result in the dilution of our shareholders’ equity; an increase in our debt and current liabilities; and may restrict our future availability of cash or our use of existing cash resources. Additionally, there can be no assurance that adequate financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will be unable to execute our business plans, and will be required to scale back the pace and magnitude of our oil and gas prospects drilling and development initiatives. We also may not be able to meet our vendor and service provider obligations as they become due. In such event, we will be forced to further scale down our activities or perhaps even cease operations.

 Future Operations

Cash Requirements

During the twelve month period ending November 30, 2007, we project total cash requirements of approximately $28,900,000. Our total estimated cash requirements are comprised of $27,825,000 for oil and gas capital investments, and $1,060,000 for general and administrative, operating and public company expenses, and working capital requirements.

Based on our plan of operation, our current available cash is not sufficient to fund our capital and operating requirements over the twelve month period ending November 30, 2007. To execute our plans we will require substantial financing and are actively working on options to raise equity and/or debt financing through private placements and public offerings. However, in the event that we are unable to raise the financing to meet our needs, we will be required to scale back or slow our capital program. Should we be unable to acquire funding sufficient to effect our scheduled capital investments, we may be unable to create sufficient operating cash to fund our internal operating, general and administrative and public company costs, and we would be unable to establish and sustain profitability. Should we raise funds through equity and debt placements, existing equity and ownership in the Company could be negatively affected due to the dilution of existing equity ownership of our shares.

Over the next twelve months we intend to use all available funds to continue the exploration and development of our oil and gas prospect opportunities. Our estimated cash requirements for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending November 30, 2007

Exploration, Drilling and Development Expenditures
Oakcrest Prospect (drilling & completion 4 wells)	$13,450,000
Mound Branch Prospect (evaluation and drilling 50 wells)[1]	$7,500,000
St. Martin Parish (acquisition, workovers / recompletions, and 1 well)	$3,550,000
Shamrock Project (buy-in and drilling & completion 3 wells)	$1,450,000
Baxter Bledsoe Prospect (acquisition and drilling initial well)	$650,000
Bell Prospect (acquisition and title work)	$225,000
Other Texas Prospects	$1,000,000
Operating, general and administrative	$690,000
Public company expenses	$120,000
Working Capital	$250,000
Total	$28,885,000

1 Projected direct costs that would be funded by Company, in the event a definitive purchase and sale agreement between Orbit Energy, LLC , (an affiliate of the Company CEO and its President), and the Company can be negotiated for the Mound Branch Prospect (See “Mound Branch Prospect” under “Our Current Business” above). Purchase consideration may be cash, equity or a combination of both.

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending November 30, 2007.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently we have no full time or part-time employees. We utilize short term contractors, consultants and professional service providers, as necessary. Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next 12 month period. We may enter formal written service agreements with our directors and officers in the future. We expect to utilize contractors and consultants as needed to meet our staffing needs, and will continue to periodically evaluate costs benefits of staffing our resource requirements externally or internally. We expect that the level of success of our exploration and development initiatives will drive the timing and level of employees that we may retain in the future.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company is in its development stage and, accordingly, has limited operations and no revenues. We have raised limited financing and have incurred operating losses since our inception. These factors raise substantial doubt about the our ability to continue as a going concern, and our ability to achieve and maintain profitability and positive cash flows are dependent on our ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and gas properties. We are actively pursuing financing options which we believe would allow us to establish and sustain commercial production. There are no assurances that we will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to us or our stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to raise financing sufficient to fund our capital expenditure and working capital requirements for the next twelve months principally through private placements and public offerings.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed. SFAS No. 123(R) shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted SFAS No. 123(R) as of September 1, 2006, and there was no impact of adoption on the consolidated financial statements. The Company intends to adopt a stock option plan, and options to purchase common stock may be granted to directors, officers, employees and consultants at current market prices. As of November 30, 2006, we have not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have an impact on our financial position or our results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. We will be required to adopt FIN 48 during the first quarter of fiscal 2008.  We are currently evaluating the requirements of FIN 48 and have not yet determined the impact, if any; this interpretation may have on its financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders' equity, and the cash flows statements included elsewhere in this filing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increase in the prices of drilling rigs, field equipment and services, and commodity price fluctuations associated with crude oil, natural gas and natural gas liquid. We do not engage in commodity price hedging activities, but will evaluate hedges once we have production. We are exposed to currency rate fluctuations between the Canadian and U.S. dollar, arising from debt and accounts payables that are denominated in Canadian dollars.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president, the chief executive officer and the chief financial officer. Based upon that evaluation, our company's president, the chief executive officer and the chief financial officers concluded that, at our current formative stage of development, our company's disclosure controls and procedures are effective at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(2)	Articles of Incorporation and Bylaws

2.1    Agreement and Plan of Merger, dated November 21, 2006, among the Registrant, GEX Acquisition Corp., Wharton Resources Corp., and the stockholders of Wharton1

(3)	Articles of Incorporation

3.1   Articles of Incorporation2

1 Incorporated by reference from Current Report on Form 8-K for the event of November 21, 2006, as filed with the Securities and Exchange Commission on November 28, 2006.
2 Incorporated by reference from the Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on May 3, 2006.

(10)	Material Contracts

10.1         Agreement between Wharton Resources LP and CodeAmerica Investments LLC effective October 1, 2006 for the purchase of 3,400 oil and gas lease acreage located in Bell County, Kentucky.

10.2         Agreement between Wharton Resources LP and CodeAmerica Investments LLC effective February 1, 2006 for the purchase of 2,200 oil and gas lease acreage located in Clay County, Kentucky.

10.3         Agreement between Wharton Resources LP and Orbit Energy, LLC effective September 1, 2006 for the development of the Mound Branch Prospect in Elk County, Kansas.

10.4         Assignment of Oil, Gas and Mineral Leases effective April 28, 2006 by and between CodeAmerica Investments, LLC and Wharton Resources LP for its oil and gas lease interests located in Wharton County, Texas.

(31)	Section 302 Certifications

31.1         Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2         Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

(32)	Section 906 Certification

32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA EXPLORATION, INC.

By:	/s/ Wm Milton Cox
Wm Milton Cox
Chairman and Chief Executive Officer

Date: January 22, 2007

By:	/s/ Sam Nastat
Bassam Nastat
President and Director

Date: January 22, 2007

By:	/s/ Donald L. Sytsma
Donald L. Sytsma
Chief Financial Officer and Director

Date: January 22, 2007