Form 10QSB
period 2007-02-28
GULF WESTERN PETROLEUM CORP
filed 2007-04-25
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     February 28, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________to_________________

Commission file number    000-52309

Gulf Western Petroleum Corporation
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

The number of shares outstanding of the issuer’s common equity as of April 20, 2007, was 49,406,162 shares of common stock, par value par value $0.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I - Financial Information

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
At February 28, 2007 and August 31, 2006
(Unaudited)

ASSETS	February 28, 2007	August 31, 2006

Current assets
Cash	$131,636	$312,581
Noncureent Assets
Office equipment, net	16,173	6,022
Oil and gas properties, full cost method
Properties not subject to amortization	6,090,428	910,003

Total assets	$6,238,237	$1,228,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$600,260	$712,312
Accounts payable - related parties	45,449	3,296
Advances from stockholder	241,903	242,745
Stock payable	825,000	-
Due to parent	-	460,231
Accrued interest	19,836	4,765
Notes payable	80,000	312,500
Total current liabilities	1,812,448	1,735,849

Convertible note - related party	2,000,000	-
Convertible debentures	-	76,883
Asset retirement obligation	39,700	-
Total liabilities	3,852,148	1,812,732

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, $.001 par value, 1.2 billion shares authorized, 49,352,162 and 25,000,000 shares issued and outstanding, respectively	49,352	25,000
Additional paid-in capital	4,216,422	(24,000)
Deficit accumulated during the development stage	1,879,685	(585,126)
Total stockholders’ equity (deficit)	2,386,089	(584,126)

Total liabilities and stockholders’ equity (deficit)	$6,238,237	$1,228,606

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended February 28, 2007 and 2006 and
the Period from Inception (January 20, 2005) through February 28, 2007
(Unaudited)

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	Six Months Ended February 28, 2007	Six Months Ended February 28, 2006	Inception Through February 28, 2007
Revenue	-	-	-	-	-

Operating expenses
Operating, general & administrative	472,522	13,937	592,367	33,083	851,519
Depreciation	1,494	-	2,169	-	3,519
Total operating expenses	474,016	13,937	594,536	33,083	855,038

Operating loss	(474,016)	(13,937)	(594,536)	(33,083)	(855,038)

Other expenses
Financing costs	-	45,414	516,005	187,691	507,113
Interest expense	494,344		-	-	520,770
Merger acquisition cost	198,326		198,326		198,326
Foreign currency exchange loss (gain)	(4,315)	-	(14,308)	-	(3,516)
Total other expense	490,029	45,414	501,697	187,691	1,024,367

Net loss	1,162,371	(59,351)	(1,294,559)	(220,774)	(1,879,405)

Net loss per share:
Basic and diluted	(0.03)	(0.00)	(0.04)	(0.01)

Weighted average shares outstanding:
Basis and diluted	40,046,185	25,000,000	33,724,622	25,000,000

See notes to consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (January 20, 2005)
Through February 28, 2007
(Unaudited)

	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total
Issuance of common shares at inception	25,000,000	$25,000	$(24,000)	$-	$1,000
Net loss, inception through August 31, 2005	-	--	-	(228,744)	(228,744)
Balance, August 31, 2005	25,000,000	$25,000	$(24,000)	$(228,744)	$(227,744)
Net loss	-	-	-	(356,382)	(356,382)
Balance, August 31, 2006	25,000,000	$25,000	$(24,000)	$(585,126)	$(584,126)
Issuance of common shares for oil and gas properties (October 16, 2006)	5,000,000	5,000	455,496	-	460,496
Net loss	-	-	-	(132,187)	(132,187)
Balance, November 30, 2006	30,000,000	$30,000	$431,496	$(717,313)	$(255,817)
Common shares issued for reverse merger (January 3, 2007)	12,000,000	12,000	-	-	12,000
Issuance of common shares for debenture conversion (January 3, 2007)	108,109	108	78,369	-	78,477
Beneficial conversion feature of debentures (January 3, 2007)	-	-	75,390	-	75,390
Issuance of common shares for cash in private placement(January 25, 2007)	3,205,000	3,205	3,201,795	-	3,205,000

Issuance of common shares for oil and gas properties (January 30, 2007)	4,039,052	4,039	429,371	-	433,410

Net loss	-	-	-	(964,046)	(964,046)
Balance, February 28, 2007	49,352,162	$49,352	$4,216,421	$1,879,685	$2,188,043

See notes to consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended February 28, 2007 and 2006 and
the Period from Inception (January 20, 2005) through February 28, 2007
(Unaudited)

	Six Months Ended February 28, 2007	Six Months Ended February 28, 2006	Inception Through February 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,294,559)	$(220,774)	$(1,879,685)
Adjustments to reconcile net loss to cash (used) provided by operating activities:
Depreciation	2,169	-	3,519
Foreign currency exchange loss (gain)	(14,308)	-	(3,516)
Amortization convertible debentures debt discount	75,390	-	75,390
Bonus shares on notes payable	400,000	-	400,000
Georgia merger acquisition cost	198,326	-	198,326

Net change in operating assets and liabilities:
Accounts payable	(165,899)	275,358	540,457
Accounts payable - related parties	42,153	-	45,449
Accrued interest	15,071	-	19,836

CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES	$(741,657)	$54,584	$(600,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(4,707,050)	(54,584)	(5,155,822)
Net cash received in acquisition of Georgia	3,088,423	-	3,088,423
Purchase of property and equipment	(12,320)	-	(19,692)
CASH FLOWS USED IN INVESTING ACTIVITIES	$(1,630,947)	$(54,584)	$(2,087,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note for acquisition of oil and gas properties	2,000,000	-	2,000,000
Stock subscription advances	425,000	-	425,000
Proceeds from notes	353,030	-	665,530
Repayment of notes	(585,530)	-	(585,530)
Advances from (repayments to) stockholder	(841)	--	241,903
Proceeds from convertible debentures	-	-	72,047

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$2,191,659	-	$2,818,950

NET INCREASE (DECREASE) IN CASH	$(180,945)	-	$131,636
Cash, beginning of period	312,581	-	-
Cash, end of period	$131,636	-	$131,636

Cash paid for:
Interest	$100,934	$-	$100,934
Income taxes	$-	$-	$-

Supplemental Non-cash Disclosures:
Issuance of founders shares	-	-	$1,000
Rescission of assignment of oil and gas properties from parent	$(460,496)	-	-
Common stock issued to acquire oil and gas properties (Texas)	$893,906	-	$893,906
Issuance of common shares on convertible debenture	$78,477	-	$78,477
Asset retirement obligation incurred	$39,700	-	$39,700

See notes to consolidated financial statements

GULF WESTERN PETROLEUM CORPORATION

(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gulf Western Petroleum Corporation (the “Company”, “Registrant” or “Gulf Western”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K filed with the SEC on January 10, 2007 pursuant to the merger between Georgia Exploration, Inc. (“Georgia”) and Wharton Resources Corp. (“Wharton”). The merger between Georgia and Wharton was effective January 3, 2007. For reporting purposes, the merger between Georgia and Wharton was treated as a reverse merger with Wharton being the “accounting acquirer”; and accordingly it assumed the Registrant’s reporting obligations with the SEC. In accordance with SEC requirements the historical financial statements and related disclosures presented herein for the period prior to the date of merger on January 3, 2007 are those of Wharton since its inception on January 20, 2005 as Wharton was the “accounting acquirer” in the reverse merger.

On March 8, 2007 the name of Georgia Exploration, Inc. was changed to Gulf Western Petroleum Corporation, and the stock symbol was changed to OTCBB: GWPC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in its Form 8-K, filed with the SEC on January 10, 2007 have been omitted.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

On December 28, 2006, pursuant to an Agreement and Plan of Merger dated November 21, 2006 (the “Agreement”), a subsidiary of Georgia merged with Wharton (the “Merger Transaction”). Wharton was incorporated under the laws of the State of Delaware on January 20, 2005. Wharton held oil and gas lease acreage in Texas, Kansas and Kentucky which were included in the Merger Transaction. With the Merger Transaction, the Company’s core activities principally became the exploration and development of domestic oil and gas reserves in the United States. The Merger Transaction was consummated on January 3, 2007. On March 8, 2007 Georgia effected a name change to Gulf Western Petroleum Corporation.

In connection with the Merger Transaction each outstanding share of Wharton held by its stockholders was converted into 25,000 common shares in Gulf Western with an aggregate issuance of 30,000,000 common shares of the Company to the former Wharton stockholders. Further 15,645,000 shares of Company common stock were cancelled concurrent with the closing of the Merger Transaction. Immediately following the closing of the Merger Transaction, the Company had 42,000,000 shares of common stock issued and outstanding. The Merger Transaction resulted in a change of control of the Company with Wharton’s former stockholders holding in the aggregate approximately 71.4% of the Company’s outstanding common stock. The common shares issued to the former Wharton stockholders were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, available under Rule 506 of Regulation D promulgated under the Securities Act, with all stockholders being “accredited investors,” as such term is defined in Rule 501 (a) of Regulation D. For U.S. federal income tax purposes, the merger was affected as a qualified reorganization under the provisions of Section 368(a) of the United States Internal Revenue Code of 1986, as amended.

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

On March 9, 2007 the Company board of directors approved the 2007 Non Qualified Stock Option Plan (the “2007 Plan”) for its directors, officers, employees and consultants. The Company filed a registration statement Form S-8, dated March 9, 2007, under section 6 of the U.S. Securities Act of 1933, as amended to register 9,000,000 shares of common stock of the Company under the Plan. The Company has not granted any stock options under the 2007 Plan, and accordingly no stock-based compensation has been recorded to date.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the “accounting acquirer” in the Merger Transaction and its direct and indirect 100% owned subsidiary and limited partnership interests in Wharton Resources LLC, a Delaware limited liability company. Wharton and Wharton Resources LLC have formed Wharton Resources LP, a Texas limited partnership, to conduct the development of its natural gas and oil properties. Wharton Resources LLC owns a 1% general partner interest in Wharton Resources LP and Wharton owns the remaining 99% of Wharton Resources LP.

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

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property−by−property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There was no impairment of unproved properties during the six months ended February 28, 2007 and 2006.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long−lived asset. For the Company, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit−adjusted risk−free interest rate.

In applying the full cost method, the Company performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of February 28, 2007, no impairment of oil and gas properties was required.  The Company holds oil and gas lease acreage in Texas, Kansas and Kentucky. The Texas lease acreage contains reserves classified as proved undeveloped, probable and possible reserves. The Company will begin amortization of these costs once the lease acreage is drilled and production commences.

Mineral Property Costs

The Company holds interests in 14 non-oil and gas mineral claims in British Columbia, Canada, known as the Chub Claims and has completed an initial evaluation of the Claims. Mineral property exploration costs have historically been expensed as incurred. Should an evaluation determine that a Claim(s) may be economically developed; the costs subsequently incurred to develop the mineral property would be capitalized and amortized on a unit-of-production basis over the estimated life of the mineral reserves being developed. Since the Company’s inception, it has expensed approximately $12,500 in mineral property costs, and no mineral claim property capitalized costs are carried in the Company’s balance sheet.

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

Mound Branch Prospect, Elk County, Kansas

In conjunction with the Mound Branch Development Agreement between Orbit Energy, LLC and the Company dated September 1, 2006, on January 30, 2007 the Company entered into a purchase and sale agreement with Orbit to purchase all of its working and associated net revenue interests in approximately 8,800 gross acres, existing drilled wells, and associated equipment in the Mound Branch Project.

The purchase price of Orbit’s interest in the Mound Branch Project was $6.8 million, and was comprised of the following consideration: a) $760,947 previously advanced to Orbit by the Company for use in its testing of the existing drilled wells; b) a thirty-six month $2.0 million 10% convertible note (the “Orbit Note”); and c) 4,039,053 common shares (the “Escrow Shares”) of Gulf Western. The purchase and sale agreement provided for the Escrow Shares to be placed in escrow for twelve months to be released upon Orbit delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million. Should the evaluation be less than the purchase price then the number of shares to be released from escrow will be ratably reduced for the lower valuation. Shares remaining in escrow at the end of the twelve month period will be cancelled and returned to the Company’s treasury. Orbit is owned by CodeAmerica Investment, LLC for which Milton Cox, our Chairman and Chief Executive Officer is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, a Director and our President, serves as Manager.

In accordance with SEC requirements and for financial reporting purposes, the acquisition of the Mound Branch Project oil and gas lease interests from Orbit was treated as a transaction between entities under common control and recorded at the seller’s net cost basis of approximately $2.4 million on the Company’s books. Immediately prior to the acquisition, Messrs. Cox and Nastat held 22.5 million common shares of the Company or 49.6% of the outstanding common shares immediately preceding the purchase, and upon issuance of the 4,039,052 common shares, they hold 53.7% of the outstanding common shares of the Company.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, the Company entered into an agreement to acquire the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica. The prospect has approximately 2,200 acres located in Clay County, Kentucky. The Company made an initial payment to CodeAmerica of $15,000, and on December 21, 2006, the Company paid the remaining outstanding balance of $315,000. CodeAmerica has delivered to the Company an executed and recordable assignment of its Baxter Bledsoe oil and gas lease acreage.

In accordance with SEC requirements and for financial reporting purposes, the acquisition of the Baxter Bledsoe Prospect oil and gas lease interests from CodeAmerica was treated as a transaction between entities under common control and recorded at the seller’s cost basis of approximately $330,000 on the Company’s books.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, the Company entered into an agreement with CodeAmerica to acquire its oil and gas lease interests located in Bell County, Kentucky. The Bell Prospect is comprised of approximately 3,400 acres. The purchase price was $255,000 plus reimbursement for $59,475 for land, legal and title services expended by CodeAmerica on the prospect. On October 28, 2006, the Company paid CodeAmerica $144,475 to pay one-third of the purchase price plus to reimburse CodeAmerica for the referenced services. On the same date, CodeAmerica executed and delivered to the Company an assignment of the 3,400 lease acres under the oil and gas leases held by CodeAmerica in Bell County, Kentucky. On December 6, 2006, the Company paid CodeAmerica $170,000 for the remaining balance due CodeAmerica under the Bell Prospect purchase and sale agreement.

In accordance with SEC requirements and for financial reporting purposes, the acquisition of the Bell Prospect oil and gas lease interests from CodeAmerica was treated as a transaction between entities under common control and recorded at the seller’s cost basis of approximately $255,000 on the Company’s books.

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE UNSECURED DEBENTURES

Notes Payable

Wharton entered into three short term loan agreements dated August 21, 2006 that provided for total borrowings of $500,000 for general working capital purposes. The loans had a 90-day maturity; bore interest at 10% per annum with principal and interest due upon maturity; and were secured by all existing and after acquired assets of Wharton. The loans may be extended at Wharton’s option for an additional 90 days under the same terms and conditions. Pursuant to the loan agreements, the loans provide for a total of 150,000 shares of common stock “Bonus Shares” to be issued to the lenders in the event that Wharton completed a public transaction. Wharton elected to extend the loans for an additional 90 days until February 2007, and in total 300,000 Bonus Shares are due to lenders under the loan agreements. At August 31, 2006, proceeds under the loans totalling $312,500 had been funded to Wharton, and at February 28, 2007, the remaining outstanding principal balance on the loans totaled $80,000. During the Company’s second fiscal quarter ending February 28, 2007, the triggering event occurred to issue the Bonus Shares in connection with the merger. Accordingly the Company recorded $300,000 of interest expense for the 300,000 Bonus Shares provided for under the loan agreements.

On October 17, 2006, Wharton entered into a short term loan agreement for $350,000 for general working capital purposes. The loan has a 90-day maturity; bore interest at 18% per annum with principal and interest due upon maturity; and were secured by all existing and after acquired assets of Wharton. The loan provided for 100,000 shares of common stock “Bonus Shares” to be issued to the lender in the event that Wharton completed a public transaction. The loan provides that Wharton would use its best efforts to endeavour to register the Bonus Shares issued in connection with the note within a 12-month period from the date of issuance. During the Company’s second fiscal quarter ending February 28, 2007 the triggering event occurred to issue the Bonus Shares in connection with the merger. Accordingly, the Company recorded $100,000 of interest expense for the 100,000 Bonus Shares provided for under this loan agreement.

Series A - Convertible Unsecured Debentures

The company had obligations associated with three unsecured convertible debentures issued on March 13, 2006 with total principal borrowing of CAD$ $85,000 (US $ 78,477). The debentures had a maturity date of September 13, 2007 bearing interest at 10% per annum. In the event that the stock of the Company began trading on a public market, the debentures contained an automatic conversion provision whereby they would be converted into common shares at a conversion rate of 85% of the initial publicly traded share price. If not converted by the maturity date, the outstanding principal balance together with interest accrued since the debenture issuances would be due and payable to the debenture holders.

On January 3, 2007, the date of the merger, the automatic conversion provisions of the debentures resulted in the automatic conversion of the debentures into common stock of the Company. On January 3, 2007 the outstanding principal and interest due under the debentures was converted into 108,109 common shares in the Company, and the Company issued 85,000 warrants in total to all debenture holders. The warrants have a 12-month term and an exercise price of $1.25 per common share.

The Company valued the beneficial conversion feature of the convertible debentures at $75,390 on January 3, 2007 (the date of merger) and recorded a debt discount of $75,390, and a corresponding increase in additional paid-in capital on that date. Concurrently with the automatic conversion of the debentures into common shares of the Company, the debt discount arising from the beneficial conversion provision of the debenture was charged to interest expense.

Orbit Energy, LLC Mound Branch Convertible Note

As consideration in the Company’s transaction with Orbit Energy, LLC for its Mound Branch lease acreage and existing drilled well bores, the Company issued a thirty-six month $2.0 million convertible note bearing interest at 10% per annum. Interest is due quarterly in arrears and Orbit may convert the principal and interest balance into common shares of the Company after twelve months at a conversion price of $1.00 per share. After twelve months the Company may repay the convertible loan without penalty. The Company evaluated the terms of the convertible note in accordance with EITF 98-5 and EITF 00-27 and concluded that the note contained no beneficial conversion features. Orbit is owned by CodeAmerica Investment, LLC for which Milton Cox, our Chairman and Chief Executive Officer is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, a Director and our President, serves as Manager.

NOTE 7 - STOCKHOLDERS EQUITY

On January 30, 2007 the Company purchased Orbit’s interest in the Mound Branch Project for $6.8 million. In connection with the acquisition the Company issued to Orbit 4,039,053 common shares (the “Escrow Shares”) of Gulf Western. The purchase and sale agreement provided for the Escrow Shares to be placed in escrow for twelve months to be released upon Orbit's delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million. Should the evaluation be less than the purchase price, then the number of shares to be released from escrow will be ratably reduced for the lower valuation. Shares remaining in escrow at the end of the twelve month period will be cancelled and returned to the Company’s treasury. Orbit is owned by CodeAmerica Investment, LLC for which Milton Cox, our Chairman and Chief Executive Officer is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, a Director and our President, serves as Manager.

On January 22, 2007, the Company completed and closed a private placement transaction for 3,205,000 units at a price of $1.00 per unit for aggregate proceeds of $3,205,000 (net proceeds of $2,900,000). Each unit consisted of one common share of the Company, one Class A warrant and one Class B warrant. Each Class A warrant is exercisable at a price of $2.00 per common share for a period of three years. Each Class B warrant is exercisable at a price of $3.00 per common share for a period of three years. The relative fair value of the Common Shares and the Class A and Class B Purchase Warrants was as follows:

Description	Shares	Relative Fair Value Amount
Common shares	3,205,000	$1,490,698
Class A Warrants	3,205,000	909,326
Class B Warrants	3,205,000	804,977

Proceeds		$3,205,000

In connection with the merger between the Company and Wharton each outstanding share of Wharton held by its stockholders was converted into 25,000 common shares in Gulf Western with an aggregate issuance of 30,000,000 common shares of the Company to the former Wharton stockholders. Further 15,645,000 shares of Company common stock were cancelled concurrent with the closing of the Merger Transaction. Immediately following the closing of the Merger Transaction, the Company had 42,000,000 shares of common stock issued and outstanding. The Merger Transaction resulted in a change of control of the Company with Wharton’s former stockholders holding in the aggregate approximately 71.4% of the Company’s outstanding common stock.

On January 3, 2007, the date of the merger, the automatic conversion provisions of the Wharton debentures resulted in the automatic conversion of the debentures into common stock of the Company. On January 3, 2007 the outstanding principal and interest due under the debentures was converted into 108,109 common shares in the Company, and the Company issued 85,000 warrants in total to all debenture holders. The warrants have a 12-month term and an exercise price of $1.25 per common share.

On October 16, 2006, the Company acquired from CodeAmerica Investments LLC (“CodeAmerica”), a company controlled by W. Milton Cox, its oil and gas lease interests held in Wharton County, Texas in exchange for 5,000,000 shares of the company's common stock. W. Milton Cox was previously Wharton’s Chairman and Chief Executive Officer and a director of Wharton and is now the Chairman, Chief Executive Officer and a director of the Company. Pursuant to SEC requirements for entities under common control, the acquisition of the Oakcrest oil and gas lease acreage from CodeAmerica recorded at CodeAmerica’s cost basis of approximately $460,500.

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

As used in this quarterly report, the terms "we", "us", "our", “Company”, and "Gulf Western" mean Gulf Western Petroleum Corporation, unless otherwise indicated.

Our Current Business

Gulf Western is engaged in the exploration and development of natural gas and oil reserves within the United States, and holds oil and gas lease acreage in Texas, Kansas and Kentucky.

We hold proved undeveloped natural gas and condensate reserves located in south central Texas associated with its Oakcrest Prospect oil and gas lease interests. We hold nine wells that are drilled and located in Elk County, Kansas that are currently undergoing testing to ascertain and confirm production levels and rates. These wells are pending interconnection with a gathering system, that once constructed, would deliver the well head production into the interstate natural gas market. During the period ended covered by this report, we did not have any proved producing reserves. We are actively pursuing oil and gas prospects and opportunities principally through its relationships with individuals and companies.

Oakcrest Project, Wharton County, Texas

The Oakcrest Prospect, located in north central Texas, is adjacent to and lies immediately to the north-northeast of the Southwest Bonus Field. The Southwest Bonus is comprised of approximately 44 Wilcox formation producing wells, and since initial production has produced over 96 billion cubic feet of natural gas and 2.8 million barrels of oil equivalent. The main target of hydrocarbon production is the Wilcox formation, with the Frio formation slated as secondary.

Gulf Western holds a 95.75% working interest and a 73.0% net revenue interest (“NRI”) in certain leases totaling approximately 866 acres in Wharton County. Our oil and gas lease interests contain reserves categorized as proved undeveloped, probable and possible. Reference is made to the supplemental oil and gas disclosures contained in the Company’s Form 8-K filed with the SEC on January 10, 2007 pursuant to the merger between the Company and Wharton.

The anticipated capital investment to drill, complete and interconnect a well in the Oakcrest Prospect is approximately $3.5 million per well. Individual wells depths are approximately 11,500 feet to reach the target Wilcox formation. The Frio formation is slated as a secondary target. Our Company’s current plan of operation for the Oakcrest Prospect provides for: the acquisition of drilling permits and the scheduling of drilling rig for the initial well by June 15, 2007; the construction of drilling locations; and the commencement of drilling of the first well by August 1, 2007. Our plans provide for the drilling of four Wilcox formation wells in the Oakcrest Project over the next twelve months.

Mound Branch Project, Elk County, Kansas

On September 1, 2006, we entered into the Mound Branch Project Development Agreement (“Development Agreement”) with Orbit Energy, LLC (“Orbit”) associated with a reserve and infrastructure development program of existing and after acquired oil and gas lease acreage and nine existing wells that are shut-in pending the construction of and interconnection with a gathering system. On January 30, 2007 we entered into a purchase and sale agreement with Orbit to purchase all of its working and associated net revenue interests in approximately 8,800 gross acres, existing drilled wells, and associated equipment in the Mound Branch Project.

The purchase price of Orbit’s interest in the Mound Branch Project was $6.8 million, and was comprised of the following consideration: a) $760,947 previously advanced to Orbit by the Company for use in its testing of the existing drilled wells; b) a thirty-six month $2.0 million 10% convertible note (the “Orbit Note”); and c) 4,039,053 common shares (the “Escrow Shares”) of Gulf Western. The purchase and sale agreement provided for the Escrow Shares to be placed in escrow for twelve months to be released upon Orbit's delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million. Should the evaluation be less than the purchase price, then the number of shares to be released from escrow will be ratable reduced for the lower valuation. Shares remaining in escrow at the end of the twelve month period will be cancelled and returned to the Company’s treasury. Orbit is owned by CodeAmerica Investment, LLC for which Milton Cox, our Chairman and Chief Executive Officer is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, a Director and our President, serves as Manager.

Consistent with SEC requirements and for financial statement purposes, the acquisition of the Mound Branch Project oil and gas lease interests from Orbit was treated as a transaction between entities under common control and recorded at the sellers cost basis of approximately $4.9 million on Gulf Western’s books. Immediately prior to the acquisition Messrs. Cox and Nastat held 22.5 million common shares of the Company or 49.6% of the outstanding common shares immediately preceding the purchase, and upon issuance of the 4,039,052 common shares, they hold 53.7% of the outstanding common shares of Gulf Western.

To date flow testing has been completed on three of the existing wells that are shut in awaiting interconnection with the Mound Branch gathering system that needs yet to be constructed. Our current plan of operation for the Mound Branch Project is to continue with the well testing to confirm and determine production rates and levels for the existing wells primarily for the Mississippi Limestone formation and the Cherokee coal group; subject to financing, the commencement of a three year drilling program to drill fifty wells per year; and to secure funding and/or arrange for the construction of the 15-mile low pressure Mound Branch gathering system that is necessary to effect the delivery of well head production into the interstate natural gas pipeline grid in Kansas.

From inception to date and for the six-month period ended February 28, 2007, the Company has expended approximately $1.9 million associated with capital investment for the Mound Branch project acquisition and development, and non-cash amounts of the $2.0 million for the Orbit note and the issuance of 4,039,053 common shares (subject to adjustment for the Escrow Shares).

Texas Frio Projects, Dewitt and Lavaca County, Texas

Gulf Western Petroleum is participating in the drilling of thirteen Frio-age natural gas wells in Dewitt and Lavaca County, Texas that have been identified through 3-D seismic. For the Shamrock Project in Dewitt County Texas, three Frio wells are scheduled for drilling in 2007 and we own a 90% working interest in these wells. In the Brushy Creek Project in Lavaca County Texas, we hold working interest in ten wells with interests ranging from approximately 30-45%. The drilling of the Brushy Creek wells are scheduled to be completed during 2007. Information on the individual Frio Projects are as follows:

Shamrock Project

The Shamrock Project is a three well prospect in Dewitt County, Texas that is targeting Frio-age natural gas reserves that have been identified through 3-D seismic. Frio-age wells have proven to be prolific natural gas producers throughout the Texas Gulf Coast region. Typical Frio wells produce at approximately 200 to 250 Mcf per day with estimated total recoverable reserves of approximately 500 million cubic feet. The target formation is the Jameson sand with total well depth at approximately 3200 feet. Gulf Western holds a 90% working interest in this project. The three wells are to be drilled on a continuous basis. The initial well, Miller-Thomas gas unit,  was spud on March 23, 2007. The other two wells scheduled to be drilled are: (i) Tulemore Dew No. 1 and (ii) Bushmills No. 1

Brushy Creek Project

Gulf Western holds an average 43.2% working interest position in the Lavaca County, Texas Brushy Creek project. The Brushy Creek project is a 3-D seismic controlled project situated in the prolific Oligocene Frio oil and gas trend located in the lower Texas Gulf Coast. The Brushy Creek Project was initiated in 2005, and to date has been successful in ten out of ten wells. The first ten wells resulted in six Frio discoveries, three Miocenen discoveries and one Yegua completion. The Company will participate in the Brushy Creek Phases IV, V, VI and VII. These four projects are comprised of ten new wells that will target several high quality amplitude anomalies very similar to those that have proven to be productive in the previous drilling. Drilling is well scheduled to begin early in the 2nd quarter of 2007. The individual projects and number of wells that Gulf Western is participating in are as follows: a) Brushy Creek IV - 2 wells; b) Brushy Creek V - 2 wells; c) Brushy Creek VI - 3 wells; and d) Brushy Creek VII - 3 wells. All wells are scheduled to be drilled and completed during the year 2007.

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

Plan of Operation

The Company’s plan of operation is to continue to secure capital funding sufficient to drill a minimum of two Oakcrest prospect Wilcox formation wells in Texas, to continue our testing of Mound Branch wells and to kick off a three-year 150 well drilling program, and to participate in a minimum of ten Texas Frio formation wells through our participation in the Shamrock project, and the Brushy Creek Project. We also expect to drill a test exploration well in Kentucky. For further discussion and information on our plan of operation for individual projects see the discussion of our projects in the above “Our Current Business”.

Liquidity and Capital Resources

Oil and natural gas exploration, exploitation and development programs in the United States are very capital intensive, and require substantial capital resources to fund the ongoing drilling and development of oil and gas reserves. In instances where an existing infrastructure does not exist within the proximity of the area under drilling and development, additional capital requirements are necessary to construct and install the infrastructure necessary to effect the delivery of production to market in order to create cash flows from production. The U.S. oil and gas industry is highly competitive, and when opportunities are identified, we have found that in most instances we must be able to act quickly which necessitates that we have sufficient human and capital resources on hand, or readily available, for us to draw upon when opportunities are identified, and our technical and commercial evaluations confirm the economic viability of such and our continuing interest in the opportunity. Once oil and gas prospects are identified, acquired, and they become part of our portfolio of oil and gas opportunities, we require sufficient capital funding to execute our business plans.

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

 Future Operations

Cash Requirements

During the twelve month period ending February 28, 2008, we project total cash requirements of approximately $30.2 million. Our total estimated cash requirements are comprised of $29.0 million for oil and gas capital investments, and $1.2 million for general and administrative, operating and public company expenses, and working capital requirements.

Based on our plan of operation, our current available cash is not sufficient to fund our capital and operating requirements over the twelve month period ending February 28, 2008. To execute our plans we will require substantial financing and are actively working on options to raise equity and/or debt financing through private placements and public offerings. However, in the event that we are unable to raise the financing to meet our needs, we will be required to scale back or slow our capital program. Should we be unable to acquire funding sufficient to effect our scheduled capital investments, we may be unable to create sufficient operating cash to fund our internal operating, general and administrative and public company costs, and we would be unable to establish and sustain profitability. Should we raise funds through equity and debt placements, existing equity and ownership in the Company could be negatively affected due to the dilution of existing equity ownership of our shares.

Over the next twelve months we intend to use all available funds to continue the exploration and development of our oil and gas prospect opportunities. Our estimated cash requirements for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending February 28, 2008

Exploration, drilling and development expenditures
Oakcrest project (drilling and completion four wells)	$14,000,000
Mound Branch project (testing existing wells, and drilling initial fifty wells)	7,000,000
Mound Branch gathering system	4,000,000
Brushy Creek (Frio) project (Phases IV, V, VI, VII - drilling and completion ten wells)	2,100,000
Shamrock (Frio) project (drilling and completion three wells)	1,100,000
Baxter Bledsoe prospect (drill initial well)	300,000
Other - Texas, Kansas and Kentucky	500,000
Operating , general and administrative	780,000
Public company expenses	180,000
Working capital	250,000
$30,210,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending February 28, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

Currently we have no full time or part-time employees. We utilize short term contractors, consultants and professional service providers, as necessary. Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next twelve month period. We may enter formal written service agreements with our directors and officers in the future. We expect to utilize contractors and consultants as needed to meet our staffing needs, and will continue to periodically evaluate costs benefits of staffing our resource requirements externally or internally. We expect that the level of success of our exploration and development initiatives will drive the timing and level of employees that we may retain in the future.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company is in its development stage and, accordingly, has several capital initiatives but no revenues. We have raised limited financing and have incurred operating losses since our inception. These factors raise substantial doubt about the our ability to continue as a going concern, and our ability to achieve and maintain profitability and positive cash flows are dependent on our ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and gas properties. We are actively pursuing financing options which we believe would allow us to establish and sustain commercial production. There are no assurances that we will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to us or our stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend to raise financing sufficient to fund our capital expenditure and working capital requirements for the next twelve months principally through private placements and public offerings.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that Gulf Western recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We will be required to adopt FIN 48 during the first quarter of fiscal 2008. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact, if any; this interpretation may have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements, SFAS 157 does not require and new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for Gulf Western on the first quarter of fiscal 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our balance sheet, the statements of operations and stockholders' equity, and the cash flows statements included elsewhere in this filing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increase in the prices of drilling rigs, field equipment and services, and commodity price fluctuations associated with crude oil, natural gas and natural gas liquid. We do not engage in commodity price hedging activities, but will evaluate hedges once we have production. We are exposed to currency rate fluctuations between the Canadian and U.S. dollar, that may arise from accounts payables that are denominated in Canadian dollars.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president, the chief executive officer and the chief financial officer. Based upon that evaluation, our company's president, the chief executive officer and the chief financial officer concluded that, our disclosure controls and procedures were not effective at the end of the period covered by this report, specifically with respect to the integration of the merged company’s operating and corporate business activities and our consolidation of business processes, systems and personnel resources to ensure and confirm that all information required for timely and accurate filings is identified, accumulated and reported in accordance with SEC rules and forms. Also as required by Rule 13a-15(d), we performed an evaluation of our internal controls over financial reporting to determine whether any changes occurred during the current quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including to our company's president, the chief executive officer and the chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

In our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures for the prior quarter, we concluded that at the then Company’s formative stage of development, our disclosure controls and procedures were effective as of the end of the period covered by our prior quarter’s report. During the current quarter we consummated the reverse merger transaction between the Company and Wharton Resources Corp. We are continuing to integrate and consolidate the merged company’s back-office, administrative and financial reporting functions.

In our evaluation of disclosure controls and procedures for the current quarter, we concluded that at our current level of capital project expansion that the controls, processes and procedures associated with disclosures were not operating as efficiently and effectively as we believe necessary. Our evaluation concluded that the disclosure controls and processes of the merged operations need to be further integrated and consolidated so that all information required by the company’s officers and directors to make timely decisions regarding the nature and extent of required information disclosures is accumulated and communicated to them within the necessary time frame to allow them to make the appropriate decisions as to the nature of and the associated timing of information disclosures pursuant to the rules and forms required by the SEC.

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

Pursuant to the Agreement and Plan of Merger dated November 21, 2006 between Georgia Exploration, Inc. (“Georgia”) and Wharton Resources Corp., (“Wharton”) and effective January 3, 2007, Georgia issued 30,000,000 shares of its common stock to the stockholders of Wharton. The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), available under Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act, with all of such stockholders being “accredited investors,” as such term is defined in Rule 501(a) of Regulation D.

On January 22, 2007, Georgia Exploration, Inc., issued 3,205,000 units at a price of $1.00 per unit, with each unit consisting of a share in the common stock of Georgia, one Class A warrant, and one Class B warrant, for aggregate proceeds of $3,205,000.  Each Class A warrant may be exercised at a price of $2.00 for a period of 3 years to acquire one additional share of Georgia.  Each Class B warrant may be exercised at a price of $3.00 for a period of 3 years to acquire one additional share or Georgia.  The securities were sold to non-US persons pursuant to Regulation S and to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  The securities are restricted securities pursuant to Rule 144.

On February 1, 2007 Georgia Exploration issued 4,039,053 shares of its common stock and a $2,000,000 convertible debenture to Orbit Energy, LLC (“Orbit", as consideration for the acquisition of certain oil and gas interests. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 on the basis of the relationship of the beneficial owners of Orbit being directors and officers of Georgia Exploration. The terms of the convertible debenture are set forth in Form 8K - Current Report dated January 30, 2007, and are incorporated herein by reference.

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

(3)	Articles of Incorporation

3.1	Articles of Incorporation[2]

_____________________
1 Incorporated by reference from Current Report on Form 8-K for the event of November 21, 2006, as filed with the Securities and Exchange Commission on November 28, 2006.
2 Incorporated by reference from the Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on May 3, 2006.

(10)	Material Contracts

10.1         Agreement between Wharton Resources LP and CodeAmerica Investments LLC effective October 1, 2006 for the purchase of 3,400 oil and gas lease acreage located in Bell County, Kentucky. Incorporated by reference to the current report on Form 10QSB for the period ended November 30, 2007.

10.2         Agreement between Wharton Resources LP and CodeAmerica Investments LLC effective February 1, 2006 for the purchase of 2,200 oil and gas lease acreage located in Clay County, Kentucky. Incorporated by reference to the current report on Form 10QSB for the period ended November 30, 2007.

10.3         Agreement between Wharton Resources LP and Orbit Energy, LLC effective September 1, 2006 for the development of the Mound Branch Prospect in Elk County, Kansas. Incorporated by reference to the current report on Form 10QSB for the period ended November 30, 2007.

10.4        Assignment of Oil, Gas and Mineral Leases effective April 28, 2006 by and between CodeAmerica Investments, LLC and Wharton Resources LP for its oil and gas lease interests located in Wharton County, Texas. Incorporated by reference to the current report on Form 10QSB for the period ended November 30, 2007.

10.5         Purchase and Sale Agreement between Georgia Exploration, Inc. and Orbit Energy, LLC dated January 30, 2007 for the purchase of Orbit’s interest in the Mound Branch Project. Incorporated by reference to the Form 8-K dated January 30, 2007.

10.6       Convertible Debenture dated January 30, 2007 for the purchase of the Mound Branch interest by Georgia Exploration, Inc. from Orbit Energy, LLC. Incorporated by reference to the Form 8-K dated January 30, 2007.

10.7       Assignment of Orbit Energy, LLC working Interest in oil and gas wells. Incorporated by reference to the Form 8-K dated January 30, 2007.

10.8       Assignment of Orbit Energy, LLC oil and gas lease interests. Incorporated by reference to the Form 8-K dated January 30, 2007.

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

GULF WESTERN PETROLEUM ORPORATION

By:	/s/ Wm Milton Cox
Wm Milton Cox
Chairman and Chief Executive Officer

Date: April 24, 2007

By:	/s/ Sam Nastat
Bassam Nastat
President and Director

Date: April 24 2007

By:	/s/ Donald L. Sytsma
Donald L. Sytsma
Chief Financial Officer and Director

Date: April 24, 2007