Form 10QSB/A
period 2007-02-28
GULF WESTERN PETROLEUM CORP
filed 2007-05-01
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

The number of shares outstanding of the issuer’s common equity as of April 20, 2007, was 49,352,162 shares of common stock, par value par value $0.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I - Financial Information

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Explanatory Note

Gulf Western Petroleum Corporation (“the Company”, “we” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-QSB for the quarter ended February 28, 2007 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 25, 2007.  Shortly after filing our 10-QSB, we identified that clerical edits to the Consolidated Balance Sheets, the Consolidated Statement of Operations, and Consolidated Statements of Stockholders’ Equity (Deficit) were not made in the referenced statements prior to our actual filing with the SEC.

Clerical edits associated with brackets and certain sub-totals and totals presented in the referenced financial statements as filed were omitted from the statements.  No changes to individual account balances or to any text or analyses in the filed 10-QSB was necessary, and no modifications or updates to disclosures as set forth in the filed 10-QSB were considered necessary or material.  We have supplemented the Sections 302 and 906 certificates presented in Exhibits 31 and 32 of this Amendment.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
At February 28, 2007 and August 31, 2006
(Unaudited)

ASSETS	February 28, 2007	August 31, 2006

Current assets
Cash	$131,636	$312,581
Noncureent Assets
Office equipment, net	16,173	6,022
Oil and gas properties, full cost method
Properties not subject to amortization	6,090,428	910,003

Total assets	$6,238,237	$1,228,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$600,260	$712,312
Accounts payable - related parties	45,449	3,296
Advances from stockholder	241,903	242,745
Stock payable	825,000	-
Due to parent	-	460,231
Accrued interest	19,836	4,765
Notes payable	80,000	312,500
Total current liabilities	1,812,448	1,735,849

Convertible note - related party	2,000,000	-
Convertible debentures	-	76,883
Asset retirement obligation	39,700	-
Total liabilities	3,852,148	1,812,732

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, $.001 par value, 1.2 billion shares authorized, 49,352,162 and 25,000,000 shares issued and outstanding, respectively	49,352	25,000
Additional paid-in capital	4,216,422	(24,000)
Deficit accumulated during the development stage	(1,879,685)	(585,126)
Total stockholders’ equity (deficit)	2,386,089	(584,126)

Total liabilities and stockholders’ equity (deficit)	$6,238,237	$1,228,606

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended February 28, 2007 and 2006 and
the Period from Inception (January 20, 2005) through February 28, 2007
(Unaudited)

	Three Months Ended February 28, 2007	Three Months Ended February 28, 2006	Six Months Ended February 28, 2007	Six Months Ended February 28, 2006	Inception Through February 28, 2007
Revenue	-	-	-	-	-

Operating expenses
Operating, general & administrative	472,522	13,937	592,367	33,083	653,473
Depreciation	1,494	-	2,169	-	3,519
Total operating expenses	474,016	13,937	594,536	33,083	656,992

Operating loss	(474,016)	(13,937)	(594,536)	(33,083)	(656,992)

Other expenses
Financing costs	-	45,414	516,005	187,691	507,113
Interest expense	494,344	-	-	-	520,770
Merger acquisition cost	198,326	-	198,326	-	198,326
Foreign currency exchange loss (gain)	(4,314)	-	(14,308)	-	(3,516)
Total other expense	688,356	45,414	700,023	187,691	1,222,693

Net loss	(1,162,372)	(59,351)	(1,294,559)	(220,774)	(1,879,685)

Net loss per share:
Basic and diluted	(0.03)	(0.00)	(0.04)	(0.01)

Weighted average shares outstanding:
Basis and diluted	40,046,185	25,000,000	33,724,622	25,000,000

See notes to consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (January 20, 2005)
Through February 28, 2007
(Unaudited)

	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total
Issuance of common shares at inception	25,000,000	$25,000	$(24,000)	$-	$1,000
Net loss, inception through August 31, 2005	-	--	-	(228,744)	(228,744)
Balance, August 31, 2005	25,000,000	$25,000	$(24,000)	$(228,744)	$(227,744)
Net loss	-	-	-	(356,382)	(356,382)
Balance, August 31, 2006	25,000,000	$25,000	$(24,000)	$(585,126)	$(584,126)
Issuance of common shares for oil and gas properties (October 16, 2006)	5,000,000	5,000	455,496	-	460,496
Net loss	-	-	-	(132,187)	(132,187)
Balance, November 30, 2006	30,000,000	$30,000	$431,496	$(717,313)	$(255,817)
Common shares issued for reverse merger (January 3, 2007)	12,000,000	12,000	-	-	12,000
Issuance of common shares for debenture conversion (January 3, 2007)	108,109	108	78,369	-	78,477
Beneficial conversion feature of debentures (January 3, 2007)	-	-	75,390	-	75,390
Issuance of common shares for cash in private placement(January 25, 2007)	3,205,000	3,205	3,201,795	-	3,205,000

Issuance of common shares for oil and gas properties (January 30, 2007)	4,039,053	4,039	429,372	-	433,411

Net loss	-	-	-	(1,162,372)	(1,162,372)
Balance, February 28, 2007	49,352,162	$49,352	$4,216,422	$(1,879,685)	$2,386,089

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

GULF WESTERN PETROLEUM CORPORATION

By:	/s/ Wm Milton Cox
Wm Milton Cox
Chairman and Chief Executive Officer

Date: May 1, 2007

By:	/s/ Sam Nastat
Bassam Nastat
President and Director

Date: May 1, 2007

By:	/s/ Donald L. Sytsma
Donald L. Sytsma
Chief Financial Officer and Director

Date: May 1, 2007