Form 10QSB
period 2007-05-31
GULF WESTERN PETROLEUM CORP
filed 2007-07-17
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2007

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

The number of shares outstanding of the issuer’s common equity as of July 12 2007, was 50,577,162 shares of common stock, par value par value $0.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I – Financial Information

Item 1.	Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS	May 31, 2007	August 31, 2006

Current assets
Cash	$-	$312,581
Accounts receivable – related party	11,488	-

Noncurrent assets
Office equipment, net	14,679	6,022
Oil and gas properties, full cost method
Properties not subject to amortization	6,923,148	910,003

Total assets	$6,949,315	$1,228,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank overdraft	$1,400	$-
Accounts payable	391,152	712,312
Accounts payable – related parties	278,347	3,296
Advances from stockholder	376,077	242,745
Stock payable	1,025,000	-
Due to parent	-	460,231
Accrued interest – related party	66,301	4,765
Notes payable	-	312,500
Total current liabilities	2,138,277	1,735,849

Convertible note – related party	2,000,000	-
Convertible debentures	-	76,883
Asset retirement obligation	39,700	-
Total liabilities	4,177,977	1,812,732

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, $.001 par value, 1.2 billion shares authorized, 50,577,162 and 25,000,000 shares issued and outstanding, respectively	50,577	25,000
Additional paid-in capital	5,658,019	(24,000)
Deficit accumulated during the development stage	(2,937,258)	(585,126)
Total stockholders’ equity (deficit)	2,771,338	(584,126)

Total liabilities and stockholders’ equity (deficit)	$6,949,315	$1,228,606

See notes to consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended May 31, 2007 and 2006, and
the Period from Inception (January 20, 2005) through May 31, 2007
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception Through
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006	May 31, 2007

Operating expenses
General and administrative	$990,850	$13,937	$1,781,543	$47,020	$1,842,651
Depreciation	1,494	675	3,663	675	5,013

Total operating expenses	992,344	14,612	1,785,206	47,695	1,847,664

Operating loss	(992,344)	(14,612)	(1,785,206)	(47,695)	(1,847,664)

Other expenses
Interest expense	50,413	47,796	566,416	235,486	1,078,294
Foreign currency exchange loss	14,816	-	509	-	11,300

Total other expense	65,229	47,796	566,925	235,486	1,089,594

Net loss	(1,057,573)	(62,408)	(2,352,131)	(283,181)	(2,937,258)

Deemed dividend	-	-	(3,605,642)	-	(3,605,642)
Net loss available to common stockholders	$(1,057,573)	$(62,408)	$(5,957,773)	$(283,181)	$(6,542,900)

Net loss per share:
Basic and diluted	(0.02)	(0.00)	(0.15)	(0.01)

Weighted average shares outstanding:
Basic and diluted	49,631,782	25,000,000	39,085,277	25,000,000

See notes to consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended May 31, 2007 and 2006 and
the Period from Inception (January 20, 2005) through May 31, 2007
(Unaudited)

	Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006	Inception Through May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,352,131)	$(283,181)	$(2,937,258)
Adjustments to reconcile net loss to cash (used) provided by operating activities:
Depreciation	3,663	675	5,013
Foreign currency exchange loss (gain)	509	-	11,300
Amortization of debt discount	75,390	-	75,390
Bonus shares on notes payable	400,000	-	400,000
Issuance of stock for services	360,000	-	360,000
Amortization of stock option expense	357,822	-	357,822
Merger acquisition cost	198,326	-	198,326
Net change in operating assets and liabilities:
Accounts receivable – related party	(11,488)		(11,488)
Bank overdraft	1,400	-	1,400
Accounts payable	(389,824)	119,110	315,533
Accounts payable - related parties	275,051	-	278,347
Accrued interest	61,536	2,383	66,301

CASH FLOWS USED BY OPERATING ACTIVITIES	(1,019,746)	(161,013)	(879,314)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas properties	(3,539,770)	(146,083)	(3,988,542)
Net cash received in acquisition of Georgia	3,088,423	-	3,088,423
Purchase of property and equipment	(12,320)	(4,951)	(19,692)

CASH FLOWS USED IN INVESTING ACTIVITIES	(463,667)	(151,034)	(919,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription advances, net	825,000	-	825,000
Common stock issued in private placement	525,000		525,000
Proceeds from notes payable	353,030	-	665,530
Repayment of notes payable	(665,530)	-	(665,530)
Advances from stockholder	133,332	239,000	376,077
Proceeds from convertible debentures	-	73,047	73,047

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,170,832	312,047	1,799,124
NET (DECREASE) IN CASH	(312,581)	-	-
Cash, beginning of period	312,581	-	-
Cash, end of period	$-	$-	$-
Cash paid for:
Interest	$104,880	$-	$104,880
Income taxes	$-	$-	$-
Supplemental Non-cash Disclosures:
Issuance of founders shares	$-	$-	$1,000
Convertible note to related party for acquisition of interests	2,000,000	-	2,000,000
Common stock issued to acquire oil and gas properties	893,906	-	,893,906
Rescission of assignment of oil and gas properties from parent	(460,496)	-	-
Issuance of bonus shares on notes	200,000	-	200,000
Issuance of common shares for convertible debentures	78,477	-	78,477
Asset retirement obligation incurred	39,700	-	39,700

See notes to consolidated financial statements

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (January 20, 2005)
Through May 31, 2007
(Unaudited)

	Common Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Total
Issuance of common shares at inception	25,000,000	$25,000	$(24,000)	$-	$1,000
Net loss, inception through August 31, 2005	-	--	-	(228,744)	(228,744)
Balance, August 31, 2005	25,000,000	$25,000	$(24,000)	$(228,744)	$(227,744)
Net loss	-	-	-	(356,382)	(356,382)
Balance, August 31, 2006	25,000,000	$25,000	$(24,000)	$(585,126)	$(584,126)
Issuance of common shares for oil and gas properties (October 16, 2006)	5,000,000	5,000	455,496	-	460,496
Net loss	-	-	-	(132,187)	(132,187)
Balance, November 30, 2006	30,000,000	$30,000	$431,496	$(717,313)	$(255,817)
Common shares issued for reverse merger (January 3, 2007)	12,000,000	12,000	-	-	12,000
Issuance of common shares for debenture conversion (January 3, 2007)	108,109	108	78,369	-	78,477
Beneficial conversion feature of debentures (January 3, 2007)	-	-	75,390	-	75,390
Issuance of common shares for cash in private placement (January 25, 2007)	3,205,000	3,205	3,201,795	-	3,205,000
Issuance of common shares for oil and gas properties (January 30, 2007)	4,039,053	4,039	4,035,014	-	4,039,053
Deemed dividend on issuance of common shares to related party for oil and gas properties	-	-	(3,605,642)	-	(3,605,642)
Net loss	-	-	-	(1,162,372)	(1,162,372)
Balance, February 28, 2007	49,352,162	$49,352	$4,216,422	$(1,879,685)	$2,386,089
Issuance of common shares for cash in private placement (May 10, 2007)	525,000	525	524,475	-	525,000
Issuance of common shares for services (May 10, 2007)	500,000	500	359,500	-	360,000
Issuance of common shares for extension of maturity on notes payable (May 10, 2007)	200,000	200	199,800	-	200,000
Amortization of stock options	-	-	357,822	-	357,822
Net loss	-	-	-	(1,057,573)	(1,057,573)
Balance, May 31, 2007	50,577,162	$50,577	$5,658,019	$(2,937,258)	$2,771,338

See notes to consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gulf Western Petroleum Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Form 8-K filed with the SEC on January 10, 2007 pursuant to the merger between Georgia Exploration, Inc. (“Georgia”) and Wharton Resources Corp. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2006 as reported in its Form 8-K, filed with the SEC on January 10, 2007 have been omitted.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

NOTE 2 - ORGANIZATION AND BUSINESS OPERATIONS

On January 3, 2007 , Georgia and Wharton merged. Wharton was incorporated in Delaware.  Wharton held oil and gas lease acreage in Texas, Kansas and Kentucky which were included in the Merger Transaction.   With the merger, Gulf Western’s core activities principally became the exploration and development of domestic oil and gas reserves in the United States. On March 8, 2007, Georgia's name changed to Gulf Western Petroleum Corporation, and the stock symbol was changed to OTCBB: GWPC.

For reporting purposes, the merger between Georgia and Wharton was treated as a reverse merger with Wharton being the “accounting acquirer” and, accordingly, it assumed Georgia’s reporting obligations with the SEC.  In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger on January 3, 2007 are those of Wharton since its inception on January 20, 2005.

In connection with the Merger Transaction, each outstanding share of Wharton held by its stockholders was converted into 25,000 common shares in Gulf Western with an aggregate issuance of 30,000,000 common shares of Gulf Western to the former Wharton stockholders.  Further, 15,645,000 shares of Gulf Western’s common stock were cancelled concurrent with the closing of the Merger Transaction.  Immediately following the Merger Transaction, Gulf Western had 42,000,000 shares of common stock issued and outstanding.  The Merger Transaction resulted in a change of control of Gulf Western with Wharton’s former stockholders holding in the aggregate approximately 71.4% of Gulf Western’s outstanding common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the financial statements as services are performed.

Principles of Consolidation

Gulf Western’s consolidated financial statements include the accounts of its 100% owned subsidiary and limited partnership interests in Wharton Resources Corp., a Delaware corporation; and Wharton Resources LLC, a Delaware limited liability company.  Wharton Corp. and Wharton Resources LLC have formed Gulf Western Petroleum LP (formerly Wharton Resources LP), a Texas limited partnership, to conduct the development of its natural gas and oil properties. Wharton Resources LLC owns a 1% general partner interest in the Texas limited partnership and Wharton Corp. owns the remaining 99% of Gulf Western Petroleum LP.

Oil and Gas Properties

Gulf Western follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized. Depletion and depreciation of gross proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves.

In applying the full cost method, Gulf Western performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. As of May 31, 2007, no impairment of oil and gas properties was required.  Gulf Western holds oil and gas lease acreage in Texas, Kansas and Kentucky.  Gulf Western will begin amortization of these costs once the lease acreage drilled, developed and commercial production commences.

Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis.  Amortization of the unproved property costs begins when the properties become proved or their values become impaired.   Gulf Western assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred.  Impairment of unproved properties is assessed based on management’s intention with regard to future exploration and development of individually significant properties and the ability of Gulf Western to obtain funds to finance such exploration and development.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  There was no impairment of unproved properties during the nine months ending May 31, 2007 and 2006.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For Gulf Western, asset retirement obligations relate to the abandonment of oil and gas producing properties.  The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Mineral Property Costs

Gulf Western holds interests in 14 non-oil and gas mineral claims in British Columbia, Canada, known as the Chub Claims and has completed an initial evaluation of the Claims. Mineral property exploration costs have historically been expensed as incurred. Should an evaluation determine that a Claim(s) may be economically developed; the costs subsequently incurred to develop the mineral property would be capitalized and amortized on a unit-of-production basis over the estimated life of the mineral reserves being developed. Since Gulf Western’s inception, it has expensed approximately $12,500 in mineral property costs, and no mineral claim property capitalized costs are carried in Gulf Western’s balance sheet.

Foreign Currency Translation

Gulf Western’s functional currency was originally the Canadian dollar. In connection with the Merger Transaction, Gulf Western’s functional currency was converted to U.S. dollars as its principal activities are based in the United States. Balance sheet items are translated into U.S. dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non-monetary items. Operating statement items are translated at average rates prevailing during the period. Gains and losses on translation of current monetary assets and liabilities are included in income.

NOTE 4 - GOING CONCERN

Gulf Western is in its development stage and, accordingly, has limited operations and no revenues. Gulf Western has raised limited financing and has incurred operating losses since its inception in January 2005. These factors raise substantial doubt about Gulf Western’s ability to continue as a going concern, and its ability to achieve and maintain profitability and positive cash flow is dependent on its ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and gas properties. Gulf Western is seeking financing that it believes would allow it to establish and sustain commercial production. There are no assurances that Gulf Western will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Gulf Western or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - RELATED PARTY TRANSACTIONS

During Gulf Western’s formation and development to date, it has had oil and gas transactions with the current directors, executive officers and shareholders with interests in excess of 10.0%. These transactions are as follows:

Oakcrest Prospect, Wharton County, Texas

On October 16, 2006, Wharton acquired from CodeAmerica Investments LLC, a company controlled by W. Milton Cox, its oil and gas lease interests held in Wharton County, Texas in exchange for 5,000,000 common shares of Gulf Western's common stock. W. Milton Cox was previously Wharton’s Chairman and Chief Executive Officer and a director of Wharton and is currently the Chairman, Chief Executive Officer and a director of Gulf Western.

In accordance with SEC requirements and for financial reporting purposes, the acquisition of the Oakcrest oil and gas lease acreage from CodeAmerica was recorded at CodeAmerica’s net cost basis of approximately $460,500.

Mound Branch Project, Elk County, Kansas

In conjunction with the Mound Branch Development Agreement between Orbit Energy, LLC and Gulf Western dated September 1, 2006, on January 30, 2007 Gulf Western  purchased all of Orbit's working and associated net revenue interests in approximately 8,800 gross acres, existing drilled wells, and associated equipment in the Mound Branch Project.

The purchase price was $6.8 million, comprised of the following: a) $760,947 previously paid by Gulf Western for testing of the existing drilled wells; b) a thirty-six month $2.0 million 10% convertible note; and c) 4,039,053 common shares of Gulf Western.  The shares were placed in escrow (“Orbit Escrow Shares”) to be released upon Orbit's delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million.  Should the valuation be less than the Purchase Price, then the number of shares to be released from escrow will be ratably reduced for the lower valuation.   Shares remaining in escrow at the end of the twelve month period will be cancelled and returned to Gulf Western’s treasury.   Orbit is owned by CodeAmerica Investment, LLC for which Milton Cox, our Chairman and Chief Executive Officer is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, a Director and our President, serves as Manager.

In accordance with SEC requirements and for financial reporting purposes, the acquisition of the Mound Branch Project oil and gas lease interests from Orbit was treated as a transaction between entities under common control and recorded at the seller’s net cost basis of $3.2 million.  The balance of the purchase price was recorded as a deemed dividend.  Immediately prior to the acquisition and the issuance of the Orbit Escrow Shares, Messrs. Cox and Nastat held 22.5 million common shares of Gulf Western or 49.6% of the issued and outstanding common shares.  The issuance of the Orbit Escrow Shares increased Messrs. Cox and Nastat direct and indirect holdings in Gulf Western to 26,539,053 common shares, or 52.5% of the current total issued and outstanding common shares of Gulf Western.  Should the independent fair market appraisal of the assets acquired be less than the Purchase Price, Orbit Escrow Shares released to Orbit will be ratably reduced for the lower valuation, and Messrs. Cox and Nastat direct and indirect holdings in Gulf Western would ratchet down for the number of Orbit Escrow Shares cancelled and returned to Gulf Western’s treasury.

Orbit serves as operator of the Mound Branch Project, and in addition to the $760,047 advanced to Orbit prior to the execution of the purchase and sale agreement with Gulf Western, Orbit has billed Gulf Western $625,533 for materials, services and overhead for the period ending May 31, 2007, of which $253,391 is currently unpaid.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, Gulf Western purchased the Baxter Bledsoe Prospect oil and gas lease acreage from Code America. The prospect has approximately 2,200 acres located in Clay County, Kentucky.  This acquisition from CodeAmerica was treated as a transaction between entities under common control and recorded at the seller’s net cost basis of approximately $330,000.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, Gulf Western purchased CodeAmerica's oil and gas lease interests located in Bell County, Kentucky. The Bell Prospect is comprised of approximately 3,400 acres. The purchase price was $255,000 plus reimbursement of $59,475 for land, legal and title services expended by CodeAmerica on the prospect. This acquisition from Code America was treated as a transaction between entities under common control and recorded at the seller’s net cost basis of approximately $255,000.

NOTE 6 - NOTES PAYABLE AND CONVERTIBLE UNSECURED DEBENTURES

Notes Payable

Wharton entered into three short term loan agreements with private lenders dated August 21, 2006 that provided for total borrowings of $500,000 for general working capital purposes. The loans had a 90-day maturity; bore interest at 10% per annum with principal and interest due upon maturity; and were secured by all existing and after acquired assets of Wharton. The loans may be extended at Wharton’s option for an additional 90 days under the same terms and conditions.  Pursuant to the loan agreements the loans provided for a total of 150,000 shares of common stock “Bonus Shares” to be issued to the lenders in the event that Wharton completed a public transaction.   Wharton elected to extend the loans for an additional 90 days until February 2007.  At August 31, 2006, proceeds under the loans totaling $312,500 had been funded to Wharton, and at May 31, 2007 the loans were fully repaid to the lenders.

During the second fiscal quarter ending February 28, 2007, the triggering event occurred to effect the issuance of the Bonus Shares.  Accordingly, Gulf Western recorded a non-cash interest expense charge totaling $300,000 for the 300,000 Bonus Shares provided for under the loan agreements. One May 21, 2007, Gulf Western issued 100,000 common shares to one lender, and the remaining 200,000 Bonus Shares have not been issued to the other lenders under their loan agreements with Gulf Western.

On October 17, 2006, Wharton entered into a short term loan agreement for $350,000 with a private lender.  The loan had a 90-day maturity; bore interest at 18% per annum with principal and interest due upon maturity; and was secured by all existing and after acquired assets of Gulf Western.   The loan provided for 100,000 shares of common stock, “Bonus Shares”, to be issued to the lender in the event that Wharton completed a public transaction.  The loan provided for Gulf Western to use its best efforts to register the Bonus Shares issued in connection with the loan agreement within a 12-month period from the date of issuance.  During the second fiscal quarter ending February 28, 2007, the triggering event occurred to issue the Bonus Shares.  Accordingly, Gulf Western recorded a non-cash charge of $100,000 to interest expense for the 100,000 Bonus Shares provided for under the loan agreement.    On May 21, 2007, Gulf Western issued the 100,000 common shares to the lender for its Bonus Shares.

Series A - Convertible Unsecured Debentures

Gulf Western had obligations associated with three unsecured convertible debentures issued on March 13, 2006 with total principal borrowing of CAD $85,000 (US $78,477).  The debentures had a maturity date of September 13, 2007 and bore an interest at 10% per annum.  In the event that the stock of Gulf Western began trading on a public market, the debentures contained an automatic conversion provision whereby they would be converted into common shares at a conversion rate of 85% of the initial publicly traded share price. If not converted by the maturity date, the outstanding principal balance together with interest accrued since the debentures’ issuances would be due and payable to the debenture holders.

On January 3, 2007, the date of the merger, the automatic conversion provision of the debentures was triggered and the debentures were converted into 108,109 common shares.    In connection with the debenture conversion, Gulf Western issued a total of 85,000 warrants to the three debenture holders.  The warrants have a 12-month term and an exercise price of $1.25 per common share.

Gulf Western valued the beneficial conversion feature of the convertible debentures at $75,390 on January 3, 2007 (the date of merger) and recorded a debt discount of $75,390, and a corresponding increase in additional paid-in capital on that date.  Concurrently with the automatic conversion of the debentures into common shares, the debt discount arising from the beneficial conversion feature of the debenture was charged to interest expense.

Orbit Energy, LLC Mound Branch Convertible Note

As consideration in Gulf Western’s transaction with Orbit Energy, LLC for its Mound Branch lease acreage and existing drilled well bores, Gulf Western issued a thirty-six month $2.0 million convertible note bearing interest at 10% per annum. Interest is due quarterly in arrears.  After the initial twelve months, Orbit has the right to convert the principal and interest balance into common shares at $1.00 per share. Gulf Western has the right to repay all or a portion of the convertible loan without penalty after the initial twelve months.  On July 3, 2007 the note was amended to provide that interest payable for the first two quarters has been deferred by Orbit until the earlier of a Gulf Western financing of $3.0 million or greater; or October 30, 2007 (the date the interest payment for the third quarter is due).

Gulf Western evaluated the terms of the convertible note in accordance with EITF 98-5 and EITF 00-27 and concluded that the note contained no beneficial conversion features.  Orbit is owned by CodeAmerica Investment, LLC for which Milton Cox, our Chairman and Chief Executive Officer is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, a Director and our President, serves as Manager.

Convertible Secured Note

On July 10, 2007, Gulf Western borrowed $500,000 from a private lender with a due date of January 3, 2009.  Principal payments commence in the third month, October 2007, at 1/15th of the loan amount or $33,333 per month until repaid.  The loan bears interest at 12.0% per annum and payable quarterly, and may be repaid in portion or in full at any time at 105% of the then outstanding principal and accrued interest.  The lender has the right to convert any or all of the outstanding balance to Gulf Western common shares at a conversion rate of $0.45 per common share during the loan term.  The lender also received three-year warrants for 125,000 common shares of Gulf Western at $0.30 per common share.

Gulf Western evaluated the terms of the convertible note and attached warrants in accordance with EITF 98-5 and EITF 00-27 and concluded that there was no beneficial conversion feature.  The relative fair value of the warrants under the Black-Scholes option pricing model were approximately $22,210, which will be recorded as a discount on the convertible note.

NOTE 7 – INTEREST EXPENSE

The following table is a detail of the components of interest expense for the three and nine months ended May 31, 2007, respectively.

	Three months ended May 31, 2007	Nine months ended May 31, 2007
Interest expense on Series A convertible note	$50,413	$66,301
Interest expense on notes payable	-	24,725
Bonus shares on notes payable	-	400,000
Amortization of debt discount	-	75,390
Total Interest Expense	$50,413	$566,416

NOTE 8 – STOCKHOLDERS EQUITY

On October 16, 2006, Gulf Western acquired from CodeAmerica Investments LLC, a company controlled by W. Milton Cox, its oil and gas lease interests held in Wharton County, Texas in exchange for 5,000,000 common shares. W. Milton Cox was previously Wharton’s Chairman and Chief Executive Officer and a director of Wharton and is currently the Chairman, Chief Executive Officer and a director of the Gulf Western. Pursuant to SEC requirements for entities under common control, the acquisition of the Oakcrest oil and gas lease acreage from CodeAmerica recorded at CodeAmerica’s cost basis of approximately $460,500.

On January 3, 2007, the date of the merger, the automatic conversion provisions of the Wharton debentures resulted in the automatic conversion of the debentures into common stock of Gulf Western.  On January 3, 2007, the outstanding principal and interest due under the debentures was converted into 108,109 common shares, and Gulf Western issued 85,000 warrants in total to all debenture holders. The warrants have a 12-month term and an exercise price of $1.25 per common share.

Pursuant to the merger between Georgia and Wharton, each outstanding share of Wharton held by its stockholders was converted into 25,000 common shares in Gulf Western for an aggregate issuance of 30,000,000 common shares to the former Wharton stockholders.  Further 15,645,000 shares of Gulf Western common stock were cancelled concurrent with the closing of the Merger Transaction.  Immediately following the closing of the Merger Transaction, Gulf Western had 42,000,000 shares of common stock issued and outstanding.

On January 22, 2007, Gulf Western completed and closed a private placement transaction for 3,205,000 units at a price of $1.00 per unit for aggregate proceeds of $3,205,000. Each unit consisted of one common share, one Class A Warrant and one Class B Warrant.  Each Class A Warrant is exercisable at a price of $2.00 per common share for a period of three years.  Each Class B Warrant is exercisable at a price of $3.00 per common share for a period of three years.

On January 30, 2007, Gulf Western purchased Orbit’s interest in the Mound Branch Project for $6.8 million, which included 4,039,053 common shares.

On May 10, 2007, Gulf Western completed a private placement transaction for 525,000 units at a price of $1.00 per unit for aggregate proceeds of $525,000. Each unit consisted of one common share, one Class A Warrant and one Class B Warrant.  Each Class A Warrant is exercisable at a price of $2.00 per common share for a period of three years.  Each Class B Warrant is exercisable at a price of $3.00 per common share for a period of three years.

The relative fair value of the common shares and the Class A and Class B Warrants for the private placement transactions closed on January 22, 2007 and May 10, 2007, were as follows:

	Relative Fair Value Amount
Description	Jan. 22, 2007 Placement	May 10, 2007 Placement
Common Shares (3,205,000 and 525,000 shares, respectively)	$1,487,834	$257,224
Class A Warrants (3,205,000 and 525,000 warrants, respectively)	910,335	143,323
Class B Warrants (3,205,000 and 525,000 warrants, respectively)	806,831	124,453
Total Placement	$3,205,000	$525,000

On May 21, 2007, Gulf Western issued 500,000 common shares to an advisor to Gulf Western for services valued at $360,000 during the current quarter. The value was at the common share price at the time Gulf Western became obligated to issue the shares to the advisor.

Stock Option Plan

On March 9, 2007 Gulf Western adopted its 2007 Non Qualified Stock Option Plan for its directors, officers, employees and consultants. On May 10, 2007, Gulf Western issued stock options under the plan to officers, directors and an advisor for common shares totaling 3,000,000 at an exercise price of $.79 per share.   The options vest quarterly in equal amounts over twelve months at the beginning of each quarter.

The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 2.0 years, a risk-free rate of 4.70% and an expected volatility of 115.33%.    The Black-Scholes option-pricing model resulted in a total fair value on the date the options were granted of $1,432,321 or $0.47 per share option.  On the date of grant 25.0% of the options became vested with the remaining options vesting over twelve months.  For the quarter ended May 31, 2007, Gulf Western recorded stock option expense reflecting the non-cash fair value amortization of $358,080.

A summary of Gulf Western’s stock option activity for the three and nine months ending May 31, 2007 is as follows:

	Three months ended May 31, 2007		Nine months ended May 31, 2007
	Number of Options	Exercise Price	Number of Options	Exercise Price

Balance, at beginning of period	—	—	—	—

Granted	3,000,000	$0.79	3,000,000	$0.79

Cancelled / forfeited	—	—	—	—

Exercised	—	—	—	—

Balance, at May 31, 2007	3,000,000	$0.79	3,000,000	$0.79
Vested, at May 31, 2007	750,000	$0.79	750,000	$0.79
Unvested, at May 31, 2007	2,250,000	$0.79	2,250,000	$0.79

As at May 31, 2007, there is $1,074,241 of total unrecognized compensation cost related to fair value of the unvested share-based compensation granted under the 2007 Stock Option Plan that will be amortized over the remaining service period.

On June 14, 2007, Gulf Western issued stock options under the plan to certain independent directors and to selected consultants to Gulf Western for 625,000 shares at an exercise price of $0.50 per share.  The common share price on the date of grant was $0.42 per common share.  The options vest over twenty months, and the fair value of the options will be amortized over the service period.

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

As used in this quarterly report, the terms "we", "us", "our", “Company”, and "Gulf Western" mean Gulf Western Petroleum Corporation,, unless otherwise indicated.

Our Current Business

Gulf Western is engaged in the exploration and development of natural gas and oil reserves within the United States, and holds oil and gas leases in Texas, Kansas and Kentucky.

We hold proved undeveloped natural gas and condensate reserves that are located in south central Texas associated with our Oakcrest Project oil and gas lease interests.    As part of our Texas Frio Project we are participating in the drilling of thirteen Frio-age natural gas wells in Dewitt and Lavaca County, Texas that have been identified through 3-D seismic.  In connection with our Mound Branch Kansas Project we hold interests in nine wells that are drilled and located in Elk County, Kansas together with approximately 8,800 acres held under oil and gas leases in Elk County.  These wells are pending interconnection with a gathering system that once constructed, will deliver well head production from our wells into the interstate natural gas market.   During the period ended covered by this report, we did not have any proved producing reserves.   We are actively pursuing oil and gas prospects and opportunities principally through its relationships with individuals and companies.

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

We hold a 95.75% working interest and a 73.0% net revenue interest in oil and gas leases that totals approximately 866 acres in Wharton County, Texas.   Our oil and gas lease interests contain reserves categorized as proved undeveloped, probable and possible.   Reference is made to the supplemental oil and gas disclosures contained in the Company’s Form 8-K filed with the SEC on January 10, 2007 pursuant to the merger between Georgia and Wharton.

The anticipated capital investment to drill, complete and interconnect a well in the Oakcrest Prospect is approximately $3.5 million per well.  Individual wells depths are approximately 11,500 feet to reach the target Wilcox formation.  The Frio formation is slated as a secondary target.   Our current plan of operation for the Oakcrest Prospect provides for a 3-D seismic shoot; followed by the construction of drilling locations; and the drilling of four Wilcox formation wells in the Oakcrest Project over the next twelve months.

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

The purchase price was $6.8 million,comprised of the following: a) $760,947 previously paid by Gulf Western for testing of the existing drilled wells; b) a thirty-six month $2.0 million 10% convertible note; and c) 4,039,053 common shares of Gulf Western.  The shares were placed in escrow (“Orbit Escrow Shares”) to be released upon Orbit delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million.  Should the valuation be less than the Purchase Price, then the number of shares to be released from escrow will be ratably reduced for the lower valuation.   Shares remaining in escrow at the end of the twelve month period will be cancelled and returned to Gulf Western’s treasury.   Orbit is owned by CodeAmerica Investment, LLC for which Milton Cox, our Chairman and Chief Executive Officer is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, a Director and our President, serves as Manager.

In accordance with SEC requirements and for financial reporting purposes, the acquisition of the Mound Branch Project oil and gas lease interests from Orbit was treated as a transaction between entities under common control and recorded at the seller’s net cost basis of $3.2 million.  The balance of the purchase price was recorded as a deemed dividend.  Immediately prior to the acquisition and the issuance of the Orbit Escrow Shares, Messrs. Cox and Nastat held 22.5 million common shares of Gulf Western or 49.6% of the issued and outstanding common shares.  The issuance of the Orbit Escrow Shares increased Messrs. Cox and Nastat direct and indirect holdings in Gulf Western to 26,539,053 common shares, or 52.5% of the current total issued and outstanding common shares of Gulf Western. Should the independent fair market appraisal of the assets acquired be less than the Purchase Price, Orbit Escrow Shares released to Orbit will be ratably reduced for the lower valuation, and Messrs. Cox and Nastat direct and indirect holdings in Gulf Western would ratchet down for the number of Orbit Escrow Shares cancelled and returned to Gulf Western’s treasury.

To date flow testing has been completed on the existing wells drilled to the Mississippi Limestone formation and the Cherokee coal group.  The wells are shut in behind pipe awaiting the construction of and the interconnection with the Mound Branch gathering system.   From inception to date and for the nine-month period ended May 31, 2007, we have expended approximately $1.4 million associated with capital investment for the Mound Branch project acquisition and development, and non-cash amounts of the $2.0 million for the Orbit note and the issuance of 4,039,053 common shares (subject to adjustment for the Escrow Shares).

Our current plan of operation for the Mound Branch Project provides for commencement of a three year drilling program to drill fifty wells per year; and for the construction of the 15-mile low pressure Mound Branch gathering system that is necessary to effect the delivery of well head production into the interstate natural gas pipeline grid in Kansas.  The drilling program and the gathering system construction is dependent on our securing or arranging financing to fund the capital investments.

Texas Frio Projects, Dewitt and Lavaca County, Texas

We are participating in the drilling of thirteen Frio-age natural gas wells in Dewitt and Lavaca County, Texas that have been identified through 3-D seismic. For the Shamrock Project in Dewitt County Texas, three Frio wells will be drilled in 2007, of which we hold a 90% working interest in each well.  In the Brushy Creek Project in Lavaca County, Texas we hold working interests in ten wells with our interests ranging from approximately 30-45%. The drilling of all ten Brushy Creek wells is scheduled for year 2007.  Information on the individual Frio Projects is provided below.

Shamrock Project

The Shamrock Project is a three well drilling program located in Dewitt County, Texas that is targeting Frio-age natural gas reserves that have been identified through 3-D seismic. Frio-age wells have proven to be prolific natural gas producers throughout the Texas Gulf Coast region. Typical Frio wells produce at approximately 200 to 250 Mcf per day with estimated total recoverable reserves of approximately 500 million cubic feet.  The target formation is the Jameson sand with total well depth at approximately 3200 feet. We hold a 90% working interest in the three wells (i.e., the Miller-Thomas gas unit, Tulemore Dew No. 1, and Bushmills No. 1) that comprise this project.  The wells have been drilled with casing set and are in the process of being completed and interconnected into the field gathering system.  Our current plan of operation is to finish the completion and interconnection of the wells with initial production delivery into the field gathering system within 45-60 days.

Brushy Creek Project

We hold an average 43.2% working interest position in the Lavaca County, Texas Brushy Creek project. The Brushy Creek project is a 3-D seismic controlled project situated in the prolific Oligocene Frio oil and gas trend located in the lower Texas Gulf Coast.  The Brushy Creek Project was initiated in 2005, and to date has been successful in ten out of ten wells.  The first ten wells resulted in six Frio discoveries, three Miocenen discoveries and one Yegua completion.

Our participation in the Brushy Creek Phases IV, V, VI and VII entails the drilling of ten new wells targeting several high quality amplitude anomalies similar to those that have proven to be productive in the previous drilling.   The completion of drilling of the first two Brushy Creek wells (i.e., the O’Neal Smith No. 1 and Pope No. 1) has been announced.  Casing has been set to depths of approximately 3700 – 3800 feet, and the two wells are awaiting interconnection with the gathering system and further testing procedures.   The third Brushy Creek well has been spud and drilling is continuing.   Our current plan of operation is to continue the drilling of the seven additional wells that comprise the Brushy Creek Project, and the interconnection of all wells to the local gathering lines.   Initial production delivery into the gathering system is anticipated within 45-60 days.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, we entered into an agreement to acquire the Baxter Bledsoe Prospect oil and gas lease acreage totalling approximately 2,200 gross acres (1,584 net acres) in Clay County, Kentucky from CodeAmerica. The purchase has been consummated with our remittance of $330,000 to CodeAmerica for its oil and gas lease interests in the Baxter Bledsoe Prospect, and CodeAmerica has assigned the Baxter Bledsoe lease to the Company.  Our current plan of operation for the Baxter Bledsoe Prospect is to drill an initial well prior to year end 2007 to the Black River Group formation.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, we entered into an agreement with CodeAmerica to acquire its oil and gas lease interests with acreage totalling approximately 3,400 gross acres (2,448 net acres) in Bell County, Kentucky, for a purchase price of $255,000 plus reimbursement of $59,475 for land and legal services incurred by CodeAmerica in connection with the lease acreage. On October 28, 2006, we made a payment to CodeAmerica totalling $144,475 to pay one-third of the purchase price and to reimburse CodeAmerica for the referenced services. On the same date, CodeAmerica executed and delivered to Wharton an assignment of the 3,400 lease acres under the oil and gas leases held by CodeAmerica in Bell County, Kentucky. On December 6, 2006, the Company remitted payment to CodeAmerica of $170,000 for the remaining balance due CodeAmerica under the Bell Prospect purchase and sale agreement.    The Company’s current plan of operation for the Bell Prospect is to continue its title verification and confirmation process for the acquired acreage; provided that we secure funding to accomplish such.

Plan of Operation

Our plan of operation for the next twelve months is to secure financing sufficient to fund the drilling of four Oakcrest Project Wilcox formation wells in Texas; to accomplish the drilling, completion and interconnection of a minimum of ten Texas Frio formation wells in the Shamrock and Brushy Creek Projects; to kick off the Mound Branch Project three-year 150 well drilling program and to effect the construction and interconnection of the Mound Branch 15-mile low pressure gathering system in Elk County, Kansas; and to continue to identify and to effect oil and gas investments that are strategic to our interests, within our core competencies, and that allows us to build our reserve base and enhance the quality of our portfolio of oil and gas interests.

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

Gulf Western is in its development stage and, accordingly, has limited operations and no revenues. To date we have raised external financing through unsecured and secured debt and private equity placements, and internally through advances and contributions of services from our officers, directors and founding shareholders.   We believe our existing oil and gas projects provide us a mechanism to create a sustainable reserve base that will produce recurring levels of cash flows; which will allow us to continue to build our portfolio of oil and gas prospects; and strengthen our base of production so as to internally fund our operating requirements and a portion of our capital investments going forward.

We expect that over the next twelve months we will continue to raise capital resources through a combination of private placements and public offerings that would involve equity, debt or a combination of both.  Financing in the form of equity, debt or other sources could result in the dilution of our shareholders’ equity; increase in our debt and current liabilities; result in the pledging of all or substantially all of our assets; and most likely restrict our utilization of cash balances and limit our access to new or alternate sources of financing.   Additionally, there can be no assurance that adequate financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain financing on a timely basis, we will be unable to execute our business plans, and will be required to scale back the pace and magnitude of our oil and gas prospects drilling and development initiatives. We also may not be able to meet our vendor and service provider obligations as they become due. In such event, we will be forced to further scale down our activities or perhaps even cease operations.

 Future Operations

Cash Requirements

During the twelve month period ending May 31, 2008, we project total cash requirements of approximately $35.4 million.  Our total estimated cash requirements are comprised of $34.2 million for oil and gas capital investments, and $1.2 million for general and administrative, operating and public company expenses, and working capital requirements.

Based on our plan of operation, our current available cash will be insufficient to fund our aggregated capital and operating requirements over the twelve month period ending May 31, 2008.  To execute our plans we will require substantial financing and are actively pursuing equity and/or debt financing through private placements and public offerings.   In the event that we are unable to raise the financing to meet our needs, we will be required to scale back or slow our capital program. Should we be unable to acquire funding sufficient to effect our scheduled capital investments, we may not be able to create and sustain sufficient operating cash to fund our internal operating, general and administrative and public company costs.  In the absence of financing we may not be able to establish and sustain profitability. Should we raise funds through equity and debt placements, existing equity and ownership in the Company could be negatively affected due to the dilution of existing equity ownership of our shares.

Over the next twelve months we intend to use all available funds to continue the exploration and development of our oil and gas prospect opportunities. Our estimated cash requirements for the next twelve months are summarized below:

Estimated Funding Required During the Twelve Month Period Ending May 31, 2008

Exploration, drilling and development expenditures
Oakcrest project (seismic, drilling and completion four wells)	$14,300,000
Mound Branch project (interconnection of existing wells, and drilling initial fifty wells)	11,500,000
Mound Branch gathering system	5,400,000
Brushy Creek & Shamrock Frio projects (drilling, completion & interconnection)	2,200,000
Baxter Bledsoe prospect (drill initial well)	300,000
Other – Texas, Kansas and Kentucky	500,000
Operating , general and administrative	780,000
Public company expenses	180,000
Working capital	250,000
$35,410,000

Product Research and Development

Our business plan is focused on the exploration and development of our oil and gas interests.

We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending May 31, 2008.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.   SFAS 157 eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for Gulf Western on the first quarter of fiscal 2008.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007.   This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president, the chief executive officer and the chief financial officer. Based upon that evaluation, our company's president, the chief executive officer and the chief financial officer concluded that, our disclosure controls and procedures were effective at the end of the period covered by this report.  Also as required by Rule 13a-15(d), we performed an evaluation of our internal controls over financial reporting and determined that no changes occurred during the current quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Pursuant to the Agreement and Plan of Merger dated November 21, 2006 between Gulf Western Petroleum Corporation (formerly Georgia Exploration, Inc.) and Wharton Resources Corp., (“Wharton”) and effective January 3, 2007, Gulf Western issued 30,000,000 shares of its common stock to the stockholders of Wharton.   The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), available under Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act, with all of such stockholders being “accredited investors,” as such term is defined in Rule 501(a) of Regulation D.

On January 22, 2007, Gulf Western issued 3,205,000 units at a price of $1.00 per unit, with each unit consisting of a share in the common stock of Georgia, one Class A Warrant, and one Class B Warrant, for aggregate proceeds of $3,205,000.  Each Class A Warrant may be exercised at a price of $2.00 for a period of 3 years to acquire one additional share of Gulf Western.  Each Class B Warrant may be exercised at a price of $3.00 for a period of 3 years to acquire one additional share or Gulf Western.  The securities were sold to non-US persons pursuant to Regulation S and to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  The securities are restricted securities pursuant to Rule 144.

On February 1, 2007 Gulf Western issued 4,039,053 shares of its common stock and a $2,000,000 convertible debenture to Orbit Energy, LLC (“Orbit", as consideration for the acquisition of certain oil and gas interests. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 on the basis of the relationship of the beneficial owners of Orbit being directors and officers of Georgia Exploration. The terms of the convertible debenture are set forth in Form 8K – Current Report dated January 30, 2007, and are incorporated herein by reference.

On May 10, 2007, Gulf Western issued 525,000 units at a price of $1.00 per unit, with each unit consisting of a share in the common stock of Georgia, one Class A Warrant, and one Class B Warrant, for aggregate proceeds of $3,205,000.  Each Class A Warrant may be exercised at a price of $2.00 for a period of 3 years to acquire one additional share of Georgia.  Each Class B Warrant may be exercised at a price of $3.00 for a period of 3 years to acquire one additional share or Georgia.  The securities were sold to non-US persons pursuant to Regulation S and to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  The securities are restricted securities pursuant to Rule 144.

On May 10, 2007, Gulf Western issued 500,000 common shares to an advisor for services to Gulf Western.  The securities were issued to non-US persons pursuant to Regulation S and to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  The securities are restricted securities pursuant to Rule 144.

On May 10, 2007, Gulf Western issued 200,000 common shares to lenders pursuant to loan agreements dated August 21, 2006 and October 17, 2006 as additional consideration to the lenders for advancing funds to Gulf Western.  The securities were issued to non-US persons pursuant to Regulation S and to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  The securities are restricted securities pursuant to Rule 144.

Effective July 3, 2007, Gulf Western entered into a convertible secured loan agreement with a private lender with a principal balance of $500,000 and a maturity date of January 3, 2009.  Principal payments commence in the third month with 1/15th of the loan amount, or $33,333 per month, until repaid.  The loan bears interest at 12.0% per annum payable quarterly in arrears, and may be repaid in portion or all by Gulf Western at any time at 105%.   The lender has the right to convert any or all of the outstanding balance to Gulf Western common shares at a conversion rate of $0.45 per common share during the loan term, and provides for best efforts piggy back registration.  Attached to the convertible loan was a three-year warrant for 125,000 common shares of Gulf Western at $0.30 per common share.   The securities were issued to non-US persons pursuant to Regulation S and to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act of 1933.  The securities are restricted securities pursuant to Rule 144.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number/Description

(2)	Articles of Incorporation and Bylaws

2.1	Agreement and Plan of Merger, dated November 21, 2006, among the Registrant, GEX Acquisition Corp., Wharton Resources Corp., and the stockholders of Wharton[1]

(3)	Articles of Incorporation

3.1	Articles of Incorporation[2]

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

10.7	Assignment of Orbit Energy, LLC working Interest in oil and gas wells. Incorporated by reference to the Form 8-K dated January 30, 2007.

10.8	Assignment of Orbit Energy, LLC oil and gas lease interests. Incorporated by reference to the Form 8-K dated January 30, 2007.

10.9	Convertible Secured Note and Associated Warrant by and between NCIM Limited and Gulf Western Petroleum Corporation, effective July 3, 2007.

(31)	Section 302 Certifications

31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

(32)	Section 906 Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WESTERN PETROLEUM ORPORATION

By:	/s/ Wm Milton Cox
Wm Milton Cox
Chairman and Chief Executive Officer

Date: July 16, 2007

By:	/s/ Sam Nastat
Bassam Nastat
President and Director

Date: July 16, 2007

By:	/s/ Donald L. Sytsma
Donald L. Sytsma
Chief Financial Officer and Director

Date: July 16, 2007