Form 10KSB
period 2007-08-31
GULF WESTERN PETROLEUM CORP
filed 2007-11-29
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number: 01-33522

GULF WESTERN PETROLEUM CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0489324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4801 Woodway Drive, Suite 306W, Houston, Texas	77056
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number (713) 355-7001

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.001 par value	Not Applicable
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act.   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐    No ☒

The issuer’s revenues for the year ended August 31, 2007 were $-0-. The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates of the issuer as of November 28, 2007, was approximately $8,123,059. As of November 28, 2007, there were outstanding 56,603,107 shares of common stock, par value $.001 per share, of the issuer.

Transitional Small Business Disclosure Format.  Yes ☐ No ☒

PART I

Forward Looking Statements

We caution readers that certain important factors (including without limitation those set forth below) may affect our actual results and could cause such results to differ materially from any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), made herein.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  You should not rely on forward-looking statements in this Form 10-KSB.  Forward-looking statements are based on current management expectations that involve risks and uncertainties that may result in such expectations not being realized.  Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “could,” “estimate” or “continue” are intended to identify forward-looking statements.  These statements are based on our beliefs as well as assumptions we have made using information currently available to it.  Some, but not all, of the factors that may cause these differences include those discussed in “Risk Factors.”

In particular, this Form 10-KSB contains forward-looking statements pertaining to the following:

•	oil and natural gas production levels;

•	capital expenditure programs;

•	the estimated quantity of oil and natural gas reserves;

•	projections of market prices and costs;

•	supply and demand for oil and natural gas;

•	expectations regarding the ability to raise capital and to continually add to reserves through acquisitions, exploration and development;

•	treatment under governmental regulatory regimes;

•	drilling plans; and

•	oil and gas reserve life.

The actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-KSB:

•	our ability to continue as a going concern;

•	our limited history of operations;

•	our need for additional funding;

•	volatility in market prices for oil and natural gas;

•	liabilities inherent in oil and natural gas operations;

•	uncertainties associated with estimating oil and natural gas reserves;

•	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

•	incorrect assessments of the value of acquisitions;

•	geological, technical, drilling and processing problems;

•	fluctuations in foreign exchange or interest rates and stock market volatility; and

•	the other factors discussed under “Risk Factors.”

These factors should not be considered exhaustive.

These forward-looking statements are made as of the date of this Form 10-KSB and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Item 1.	Description of Business

Corporate History

We were incorporated in the State of Nevada on February 21, 2006 as Georgia Exploration, Inc., a Vancouver, Canada based mineral resource exploration company with interests in 14 non-oil and gas mineral claims in British Columbia.  On January 3, 2007, we consummated a reverse merger with Wharton Resources Corp. (“Wharton” or “Wharton Corp.”).  The merger resulted in a change in control of us with Wharton’s former stockholders holding approximately 71.4% of the then issued and outstanding shares of our common stock.   On March 8, 2007, we changed our name to Gulf Western Petroleum Corporation.

General Overview

We are engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.  Upon completion of our reverse merger, Wharton’s oil and gas interests and reserves became our primary assets and our core business became the exploration and development of domestic oil and natural gas reserves in the United States.

We currently hold oil and gas lease interests in Texas, Kansas and Kentucky.  We are actively engaged in the drilling of Frio formation wells in Dewitt and Lavaca County, Texas.  We also hold proved undeveloped reserves in Wharton County, Texas, and we are engaged in a natural gas supply and gas gathering system development project in Southeast Kansas.  We hold oil and gas lease interests in Kentucky that are exploratory in nature. We hope to establish commercial levels of production from our Texas Shamrock and Brushy Creek Project wells in Dewitt and Lavaca County, Texas during 2008.  We are actively pursuing financing options to initiate the drilling of our proved undeveloped natural gas and oil reserves in our Oakcrest Prospect located in Wharton County, Texas.

Principal Properties

Oakcrest Prospect (Wilcox Formation), Wharton County, Texas

Our Oakcrest Prospect is located in south central Texas, approximately 75 miles southwest of Houston, Texas.   We hold oil and gas lease interests in approximately 866 acres with a working interest of 95.75%.  The main target of hydrocarbon production is the Wilcox formation, with secondary targets for the Oakcrest Prospect being the Frio and Yegua formations that will be traversed while in route to the Wilcox formation during drilling. The lease acreage is adjacent to and lies immediately to the north-east of the existing Southwest Bonus Field. The prospect is located in the central Gulf Coast Plain on the east side of the San Marcos Arch in Wharton County, Texas.   All Wilcox fields in the Gulf Coast Plain are fault-bounded and produce from simple, normal fault-bounded anticlines.  The Wilcox formation is Eocene-age and is found at a depth of approximately 11,000 to 12,500 feet.  A combination of aeromagnetic surveys and well control had originally defined the structure of the Oakcrest Prospect.  Through 2-D seismic data reprocessing and reinterpretation, two large normal faults that were previously identified were confirmed together with two smaller possible faults.

Initial production in the Southwest Bonus Field commenced in August 1998 with the Obenhaus Gas Unit which to date has yielded total production of approximately 4,206 MMcf.  We do not hold interests in the Southwest Bonus Field, however in connection with the reserve evaluation of the Oakcrest Prospect, we acquired data for sixty one (61) Wilcox formation producing wells, located in the Southwest Bonus Field, that we evaluated to ascertain their estimated ultimate recoveries.  Production data through June 2007 was obtained and evaluated to develop decline curve analysis for each well in order to forecast remaining and ultimate reserves for wells that are currently producing.  For wells that were no longer producing, the cumulative natural gas and oil production were used to develop ultimate recoveries.   Median recovery from the Southwest Bonus Field offset producing wells is approximately 2,436 MMcf and 73,100 barrels of oil per well.

Production forecasts for the Oakcrest Prospect locations was derived based on the historical behavior of the Wilcox formation offset wells in the Southwest Bonus Field.  Based on the production behavior of the offset wells, the initial gas production rate for the Oakcrest wells was plotted to be 15,000 Mcf per day with an initial decline rate of 90% per year, and a hyperbolic exponent of 0.8.

We engaged MHA Petroleum Consultants, Inc. (“MHA”) to make a technical evaluation our Oakcrest Prospect natural gas and oil reserves, and to formulate estimates of the proved reserves and income attributable to our interests in the prospect.   In MHA’s evaluation of the Oakcrest Prospect, 17 potential well locations were identified.  Two well locations contain reserves categorized as proved reserves.  A summary of the results of MHA’s technical evaluation of oil and natural gas reserves categorized as proved as of September 1, 2007, together with the net undiscounted cash flows, discounted future cash flows at a 10.0% discount rate (“PV10”) on a before and after tax basis are as follows:

Summary of Oil and Natural Gas Reserves
(Dated as of September 1, 2007)
(Prepared with Constant Prices)

	Oil		Natural Gas
	Gross (MBBL)	Net (MBBL)	Gross (MMCF)	Net (MMCF)

Total Proved Reserves	146.2	106.7	4,872	3,308

Cash Flows and PV 10 Proved Reserves
Before (“BFIT”) and After (“AFIT”) Income Taxes
(Discounted at 10%)

	BFIT (in thousands)	AFIT (in thousands)

Future net revenue	$28,610	$28,610
Future operating costs	3,256	3,256
Future income taxes	-	2,604
Operating cash flow	$25,354	$22,750
Capital investment	8,693	8,693
Undiscounted future net cash flow	$16,661	$14,057
Discounted PV10 cash flow	$13,066	$11,168

The economics and cash flows presented in the above table are based on our 95.75% working interest and 73.0% net revenue interest in the Oakcrest Prospect.   The constant prices used in calculating the information provided in the above table were West Texas Intermediate (“WTI”) of $73.19 per barrel (with a wellhead netback of $68.19 to us) and Henry Hub natural gas price of $7.00 per million cubic feet (with a wellhead netback of $6.45 per Mcf to us).

Estimated capital expenditures to drill and complete a well is approximately $4.4 million based on current rig rates, casing prices, sub-surface and surface equipment, and other ancillary services and materials required to drill and complete a Wilcox formation well.

Our plan of operation for the Oakcrest Prospect is to construct the required drilling location, to spud the initial Wilcox formation well in January 2008. A second well also targeting reserves identified as proved undeveloped is scheduled to spud immediately following the completion of the initial well.  Upon the drilling of the first and second Wilcox wells, we will make further technical evaluations to ascertain whether reserves originally categorized as probable have shifted to proved reserves with further data assembled through the drilling of these Wilcox wells.  If successful, we plan to drill a third Wilcox formation well during 2008 leveraging off the information acquired from the first two wells.

Texas Shamrock and Brushy Creek Projects (Frio Formation), Dewitt and Lavaca Counties, Texas

Our Texas Frio formation wells that comprise our Shamrock and Brushy Creek Projects are our first wells to commence commercial production with the first well, the Pope No. 1 (Brushy Creek V), going on line in November 2007.    In our Frio initiative, we are participating in the drilling of a minimum of twelve Frio-age natural gas wells located in Dewitt and Lavaca Counties, Texas.   All twelve wells have been identified through newly acquired 3-D seismic data.  Frio-age sediments lie below the Anahuac Shale, a detachment zone within the Post Isabel Fold Belt.  The Shamrock Project in Dewitt County consists of five Frio wells drilled in 2007, and our participation in the Brushy Creek Project consists of non-operated interests in seven Frio wells located in Lavaca County, Texas.

Shamrock Project

The Shamrock Project is a five well drilling program located in Dewitt County, Texas that is targeting Frio-age natural gas reserves that have been identified through 3-D seismic. Frio-age wells have proven to be prolific natural gas producers throughout the Texas Gulf Coast region.  Typical Frio wells produce at approximately 200 to 250 Mcf per day with estimated total recoverable reserves of approximately 500 MMcf.  The target formation is the Jameson sand with total well depth at approximately 3200 feet.   The five wells drilled and completed in the Shamrock Project are the Polinard-Lee No. 1, the Miller-Thomas No. 1, the Bushmill No. 1, the Red Breast No. 1 and the Michael Collins No. 1.   All five wells had flow rates during test of 310 – 325 Mcf per day.   We hold an average 65.0% working interest and 45.5% net revenue interest in the wells.

Our plan of operation for the Shamrock Project is to finish the interconnection of the wells and to effect commercial production creating operating cash flows to us.

Brushy Creek Project

The Brushy Creek Project is a 3-D seismic controlled project situated in the prolific Oligocene Frio oil and natural gas trend located in the lower Texas Gulf Coast.  The Brushy Creek Project was initiated in 2005, and to date has been successful in ten out of ten wells.  The first ten wells resulted in six Frio discoveries, three Miocenen discoveries and one Yegua completion.  These ten new wells entail drilling that targets several high quality amplitude anomalies similar to those that have proven to be productive in the previous drilling.   We currently hold interests in seven Brushy Creek Project wells, and are evaluating the participation in three additional Frio wells scheduled for drilling.  Our average working and net revenue interests in the existing seven drilled wells is 34.4% and 24.9%, respectively.

The seven wells drilled and completed during 2007 that we hold interests in are the Goodrich-Toyah No. 1, Nichol’s No. 1, Pope No. 1, Goodrich-Deleplain No. 1, Goodrich-Poindexter No. 1, O’Neal Smith No. 1 and the Williams No. 6.   These wells are in various stages of testing and interconnection.

Our plan of operation is to complete testing and interconnection of the seven existing Brushy Creek Frio wells, and to evaluate our further participation in the Brushy Creek Project.

Mound Branch Reserve and Infrastructure Development Project, Elk County, Kansas

On January 30, 2007 we purchased Orbit Energy, LLC’s (“Orbit”) working and net revenue interests in approximately 8,800 gross acres located in Elk County, Kansas together with its interests in certain drilled wells and associated equipment (the “Mound Branch Project”).  Orbit is owned by CodeAmerica Investments, LLC, for which Wm. Milton Cox, our Chairman and CEO, is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, our President and a Director, serves as Manager.

The purchase price totaled $6.8 million, and consideration paid to Orbit was comprised of: a) $760,947 of funds that we advanced to Orbit for testing and evaluation of the existing well bores, reservoir formations and associated lease acreage; b) a thirty-six month $2.0 million 10% convertible note with principal due at maturity; and c) 4,039,053 shares of our common stock with a fair value of $1.00 per common share at the time of issuance, subject to a true up upon receipt of an independent report assessing the fair value of the assets acquired at no less than the purchase price of $6.8 million.  Should the valuation be less than the $6.8 million purchase price then the number of shares released to Orbit on January 30, 2008, the one-year anniversary of the purchase from Orbit, will be ratably reduced for the lower valuation and shares will be returned to treasury.

The Mound Branch Project is a natural gas reserve and gathering system development project of existing and after acquired oil and gas lease acreage, and existing wellbores previously drilled by Orbit and its working interest partners.  The Mound Branch Project consists of a three year drilling program to drill fifty wells per year and for the construction of a 15-mile low pressure gathering system.  The required gathering system would have design capacity of 8,000 Mcf per day, and is necessary for the delivery of existing and expected prospective well head production into the interstate natural gas pipeline grid in Kansas.  Orbit serves as the operator of the Mound Branch Project.

The Mound Branch natural gas reserves cover Cherokee Group clastic rocks over Mississippian limestones. Depth to the Mississippian basement in the Cherokee Group ranges from 0 feet at outcrops in the extreme southeastern corner of Kansas to more than 2,500 feet (762 m) in Elk and Chautauqua Counties as the Mississippian and Cherokee Group rocks gradually dip to the west and southwest.  The majority of wells are expected to produce from the Mulky and Summit coals at approximately 1,600 feet depth, with upside potential in the Mississippi Limestone, and Arbuckle sections at approximately 2,200 – 2,600 feet.   Recent testing of the first Mississippi Limestone well showed absolute open flow at 1,400 Mcf per day. The 72-hour flow tests indicate that the wells will be produced at approximately 350 to 400 Mcf per day.

Test results for the coal wells tested indicate that the wells, completed in the Cherokee coal group, will be produced at a rate of approximately 38-40 Mcf per day.  There are eight existing wells drilled that are expected to achieve commercial levels of production if a gathering system can be constructed. Since our acquisition of Orbit’s interests in the Mound Branch Project we have been funding 100% of the costs incurred by Orbit for the testing and evaluation of the of the existing well bores, reservoir formations and associated lease acreage, including amounts attributable to other working interest owners in the existing wells.   The amounts paid on the behalf of other working interest owners total $198,106 through August 31, 2007, and we expect that the amounts will be charged back to the other working interest owners in the wells ratable to their working interests.

Orbit has advised us that the testing and evaluation procedures for the Mound Branch Project were substantially completed during October 2007. Orbit has recently advised that they recommend performing a test on one well to further evaluate the Mulberry coal formation that has not been previously tested, but has been determined to be productive for other producers in the area.

Our plan of operation for Mound Branch is to complete the evaluation of the Mulberry coal formation, and to continue progress on the development of the natural gas supply and gathering system project.

Other Prospects

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, we purchased the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica for $330,000 cash. The prospect has approximately 2,200 acres located in Clay County, Kentucky. The Baxter Bledsoe Prospect is characterized as exploratory acreage, and our plan of operation provides for the drilling of an initial exploratory well targeting the Black River Group formation during 2008.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, we acquired from CodeAmerica oil and gas lease interests located in Bell County, Kentucky.  We paid $314,475 to CodeAmerica for the Bell Prospect which is comprised of approximately 3,400 acres that are categorized as exploratory. Our plan of operation for the Bell Prospect is to assemble and evaluate data with respect to the prospect once the initial exploratory well on the Baxter Bledsoe prospect is completed and the data acquired during the drilling process is assembled and evaluated.

Market and Competition

Our long-term success depends on our ability to identify, acquire and develop oil and natural gas reserves in quantities and at prices that are physically and commercially competitive.  The U.S. natural gas, oil and associated product markets are highly competitive and experience extreme volatility in commodity prices, much of which are driven by factors outside our control.  Our experience is that crude oil, condensate and associated product prices are driven primarily by global geopolitics, while natural gas prices in the U.S. are primarily determined by the interaction of consumer and industrial demand and available natural gas supply.

A large portion of the natural gas, crude oil and associated products production in the U.S. has historically been in the states of Texas, Louisiana, Oklahoma, and in the offshore areas associated with the Gulf of Mexico.  The natural gas and crude oil production in these areas are interconnected to consuming markets through a vast network of existing developed infrastructure to move production through pipelines or via trucks to markets.

Notwithstanding increased drilling activity in the U.S., domestic natural gas and crude oil production has not materially increased while consumer demand continues to grow.  The maturation of U.S. supply basins has resulted in declining well recoveries and higher production decline rates.  Although generally more costly than conventional supply sources, supply from non-conventional sources of natural gas, such as liquefied natural gas and coalbed methane, is becoming more prevalent and is attracting significant capital investment to explore and develop these potential non-conventional supply opportunities.  The development of non-conventional supply sources will in many instances also require capital investment to develop the infrastructure necessary to effect delivery of production into markets.

We compete with independent oil and natural gas companies for commercial prospect acquisitions/participation; equipment, drilling rigs and labor required to evaluate and develop prospects; capital resources to fund capital investments; and in the sale of production into the oil and natural gas markets in the U.S.  The volatile nature of the U.S. energy markets makes it difficult to estimate future prices of oil and natural gas, and competition for drilling rigs makes it very difficult to forecast the development costs of our prospects and the timeframe under which they can be developed.  Many of our competitors have substantially greater financial resources than we have, which may allow them to define, evaluate, acquire and develop a greater number of prospects than we can.

Regulation

In the United States, domestic development, production and sale of oil and natural gas are extensively regulated at both the federal and state levels.  These regulations include requiring permits for drilling wells; maintaining prevention plans; submitting notification and receiving permits in relation to the presence, use and release of certain materials incidental to oil and natural gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface plugging and abandoning of wells and the transporting of production.  Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and natural gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply.  Inasmuch as new legislation affecting the oil and natural gas industry is commonplace, and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with these laws and regulations.

State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Texas and other states in which we intend to conduct operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and natural gas properties and establishment of maximum rates of production from oil and natural gas wells.

Our operations are also subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management.  Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and natural gas exploration and future production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal.  Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both.  Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

Our operations are also subject to various conservation matters, including the number of wells which may be drilled in a unit and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and natural gas properties. In addition, state conservation laws establish maximum rates of production oil and natural gas wells, generally limit the venting or flaring of natural gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill.

Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect our future tax liability.

Environmental Matters

Our exploration, development, and future production of oil and natural gas are subject to various federal, state and local environmental laws and regulations discussed below. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and natural gas wells.  We consider the cost of environmental protection a necessary and manageable part of our business. We have been able to plan for and comply with new environmental initiatives without materially altering our operating strategies.

Our activities are subject to a variety of environmental laws and regulations, including but not limited to, the Oil Pollution Act of 1990 (“OPA”), the Clean Water Act (“CWA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, and the Safe Drinking Water Act, as well as state regulations promulgated under comparable state statutes. We are also subject to regulations governing the handling, transportation, storage, and disposal of naturally occurring radioactive materials that are found in our oil and natural gas operations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities, limit or prohibit other activities because of protected areas or species, and impose substantial liabilities for cleanup of pollution.

Under the OPA, a release of oil into water or other areas designated by the statute could result in us being held responsible for the costs of remediating such a release, certain OPA specified damages, and natural resource damages. The extent of that liability could be extensive, as set out in the statute, depending on the nature of the release. A release of oil in harmful quantities or other materials into water or other specified areas could also result in us being held responsible under the CWA for the costs of remediation, and civil and criminal fines and penalties.

CERCLA and comparable state statutes, also known as “Superfund” laws, can impose joint and several and retroactive liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release of a “hazardous substance” into the environment. In practice, cleanup costs are usually allocated among various responsible parties. Potentially liable parties include site owners or operators, past owners or operators under certain conditions, and entities that arrange for the disposal or treatment of, or transport hazardous substances found at the site. Although CERCLA, as amended, currently exempts petroleum, including but not limited to, crude oil, natural gas and natural gas liquids from the definition of hazardous substance, our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Furthermore, there can be no assurance that the exemption will be preserved in future amendments of the act, if any.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage, and disposal of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with our routine operations. From time to time, proposals have been made that would reclassify certain oil and natural gas wastes, including wastes generated during drilling, production and pipeline operations, as “hazardous wastes” under RCRA which would make such solid wastes subject to much more stringent handling, transportation, storage, disposal, and clean-up requirements. This development could have a significant impact on our operating costs. While state laws vary on this issue, state initiatives to further regulate oil and natural gas wastes could have a similar impact.

Research and Development

Our business plan is focused on the exploration and development of our oil and natural gas interests. We do not anticipate that we will expend any significant funds on research and development over the twelve months ending August 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Employees

We currently have five full-time and part-time employees. We generally utilize short term contractors, consultants and professional service providers, as necessary. Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next twelve month period. We may enter formal written service agreements with our directors and officers in the future. We expect to utilize contractors and consultants as needed to meet our staffing needs, and will continue to periodically evaluate costs and benefits of staffing our resource requirements externally or internally. We expect that the level of success of our exploration and development initiatives will drive the timing and level of employees that we may retain in the future.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We are in our development stage and, accordingly, have several capital initiatives but no revenues. We have raised limited financing and have incurred operating losses since our inception. These factors raise substantial doubt about our ability to continue as a going concern, and our ability to achieve and maintain profitability and positive cash flows are dependent on our ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and natural gas properties. We are actively pursuing financing options which we believe would allow us to establish and sustain commercial production. There are no assurances that we will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to us or our stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We intend to raise financing sufficient to fund our capital expenditure and working capital requirements for the next twelve months principally through private placements and possibly public offerings.

Risks Factors

Risks Related to our Business

Without additional financing, there is substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements as of August 31, 2007 and 2006 and for each of the two years ended August 31, 2007 and 2006, and from inception (January 20, 2005) to August 31, 2007 were prepared assuming that we will continue as a going concern.  We are in our development stage and have had limited operations and no revenues from our inception through August 31, 2007.  Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern.  Our continued operations are dependent on our ability to achieve profitability and to generate and maintain positive operating cash flows.  This is driven by our ability to complete equity and debt financings sufficient to fund the acquisition, drilling and development of profitable oil and gas properties.  Such financings may not be available to us or may not be on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have a very limited history of operations in oil and natural gas exploration and production and accordingly may not be successful in carrying out our business objectives.

We were incorporated in the State of Nevada on February 21, 2006 as Georgia Exploration, Inc., a Vancouver based mineral resource exploration company with interests in 14 non-oil and gas mineral claims in British Columbia.  On January 3, 2007, we consummated a merger with Wharton Resources Corp.  Upon completion of the merger, our core business and strategic focus became the exploration and development of oil and natural gas reserves in the United States.

We have raised limited financing and have incurred operating losses since our inception, with total losses of approximately $3,817,250 through August 31, 2007.  Although our management team has experience in the U.S. oil and gas industry, we have no track record of successful oil and gas exploration and development activities that would allow an investor to assess the likelihood of us, or guarantee that we will be successful, as an oil and natural gas exploration and production company.  We may fail to achieve or maintain successful operations, even in favorable market conditions.  There is a substantial risk that we will not be successful in our exploration activities, or if initially successful, in thereafter generating any operating revenues or otherwise achieving sustained and recurring operating cash flows.

We may require additional funding, and our failure to raise additional capital necessary to support and expand our operations could reduce our ability to compete and could harm our business.

Over the next twelve months, we plan to spend approximately $12.8 million for oil and natural gas exploration, drilling and development expenditures, and approximately $1.6 million for general and administrative, operating and public company expenses, and working capital requirements.  See “Plan of Operations” for more information.  Based on our plan of operation, our current available cash and projected operating cash flows arenot sufficient to fund our capital and operating requirements over the next twelve month period.  In particular, our current and projected operating cash flows from our Frio formation oil and gas production in Dewitt and Lavaca Counties, Texas are not sufficient to repay the total $3.7 million principal balance due on September 10, 2008 under the notes issued to certain of our investors.  The first six months of interest on these notes totaling $277,500 is due on March 10, 2008.  We are dependent on external financing sources to raise funds sufficient to repay the principal balance due on these notes at maturity.

To execute our plans, we will require substantial financing and are actively working on options to raise equity and/or debt financing through private placements and public offerings. However, in the event that we are unable to raise the financing to meet our needs, or if we are able to obtain sufficient financing from investors or private lenders but it is on commercial terms unacceptable to us or our stockholders, we will be required to scale back or slow our capital investment program.  Should we raise funds through equity and debt placements, existing equity and ownership in us could be negatively affected due to the dilution of existing equity ownership of our shares.

The notes issued to certain of our investors mature in twelve months and are secured by substantially all of our assets, so the failure to repay the notes could cause us to cease operations.

As noted above, the notes issued to certain of our investors in connection with the financing that we completed in September 2007 are due on September 10, 2008 and are secured by a lien on substantially all of our assets, including our oil and gas lease interests and our equity interests in our subsidiaries.  We are dependent on external financing sources to raise funds sufficient to repay the principal due under these notes at maturity. Alternate external financing may be comprised of equity and debt, which may or may not be available to us on reasonable terms.  If we are not successful in or unable to repay the $3.7 million principal balance on the maturity of the notes, since substantially all our assets are pledged as security to the lenders, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

Our related party transactions may cause conflicts of interests that may adversely affect our ability to operate our business.

We have entered into and may, in the future, enter into various transactions and agreements with entities wholly or partially owned by our officer and directors, including Orbit Energy, LLC, which is owned by CodeAmerica Investments, LLC, for which Wm. Milton Cox, our Chairman and CEO, is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, our President and a Director, serves as Manager.  We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable to us as could reasonably have been obtained at such time from third parties.  However, these relationships could create, or appear to create, potential conflicts of interest when members of our senior management are faced with decisions that could have different implications for us and those entities or their affiliates.

Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party. No assurance can be given as to how    potentially conflicted board members or officers will evaluate their fiduciary duties or how such individuals will act under such circumstances. Furthermore, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business.

Our exploration and development operations are subject to many risks which may affect our ability to profitably extract oil and natural gas reserves or achieve targeted returns.  In addition, continued growth requires that we acquire and successfully develop additional oil and natural gas reserves.

Oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to adversely affect revenue and cash flow levels to varying degrees.

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.  Without the continual addition of new reserves, any existing reserves and the production therefrom will decline over time as such existing reserves are depleted. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects.  No assurance can be given that we will be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by us.

Our oil and natural gas operations are subject to operating hazards that may increase our operating costs to prevent such hazards, or may materially affect our operating results if any of such hazards were to occur.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or in personal injury. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations. Losses resulting from the occurrence of any of these risks could have a material adverse effect on our results of operations, liquidity and financial condition.

To date, we have not generated revenues from production of our oil and natural gas lease interests.  Our oil and natural gas exploration and development activities will be focused on the exploration and development of our oil and natural gas rights which are high-risk ventures with uncertain prospects for success.  In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  No assurance can be given that commercial quantities of oil and natural gas will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from production of our reserves.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.  The results of such studies and tests are subjective, and no assurances can be given that exploration and development activities based on positive analysis will produce oil or natural gas in commercial quantities or costs.  As developmental and exploratory activities are performed, further data required for evaluation of our oil and natural gas interests will become available.  The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil and natural gas in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

Sales of any production of oil or natural gas from our present or future reserves are subject to numerous factors beyond our control which could make it difficult to market and sell any oil and natural gas at price and cost levels that are acceptable or profitable to us.

The marketability of any oil or natural gas that may be discovered by us will be affected by numerous factors beyond our control, including market fluctuations, the supply and demand for natural gas, the proximity and capacity of natural gas pipelines, oil transportation, and processing equipment, as well as by government regulations, including regulations relating to the prices, taxes, royalties, land tenure, allowable production, the import and export of natural gas and environmental protection.  These factors cannot be predicted.  Given the development stage of our operations, we are in the initial stage of negotiating contracts for the delivery and sale of oil or natural gas production from our properties.  There is no guarantee that any such contracts will be obtained or, if obtained, will be on terms which are economically viable to us.

If we are unable to successfully compete with the large number of oil and natural gas producers in our industry, we may not be able to achieve profitable operations.

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas.  Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than us.  Our ability to increase reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and natural gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may adversely affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.  Any of the foregoing could have a material adverse effect on our financial results.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

Our ability to successfully market and sell oil and natural gas is subject to a number of factors that are beyond our control, and that may adversely impact our ability to produce and sell oil and natural gas, or to achieve profitability.

The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to market our natural gas may depend upon our ability to acquire space on pipelines that deliver natural gas to commercial markets. We may also be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and by many other aspects of the oil and natural gas business.

Our revenues, profitability and future growth and the carrying value of our oil and natural gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and natural gas, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on the carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and natural gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

We cannot guarantee that title to our properties does not contain a defect that may materially affect our interest in those properties.

It is our practice in acquiring significant oil and natural gas leases or interest in oil and natural gas leases to retain lawyers to fully examine the title to the interest under the lease.  In the case of minor acquisitions, we rely upon the judgment of oil and natural gas lease brokers or landmen who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil and natural gas industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

Our business may be harmed if we are unable to retain our interests in leases.

All of our properties are held under interests in oil and gas mineral leases, some of which expire within the next twelve months. If we fail to meet the specific requirements of each lease, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot assure you that we will be able to meet our obligations under each lease. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Our reserve estimates are subject to numerous uncertainties and may be inaccurate.

There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. The reserve and associated cash flow information set forth herein represents estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

Estimates of proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material.

The reserve quantities included herein were prepared by an independent reserve engineer, MHA Petroleum Consultants, Inc. (“MHA”), and were prepared based on constant price forecasts and cost estimates as of September 1, 2007.  Actual future net revenue will be affected by other factors such as actual production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs. The MHA reserve quantities and other calculations are based in part on the assumed success of activities we intend to undertake in future periods, including obtaining the financing required to fund the capital expenditures necessary to effect the drilling and completion of the reserves identified in the MHA reserve evaluation.  The reserves and estimated cash flows to be derived from the production of the reserves will be reduced if we are not successful in undertaking the activities required in future periods.

Although we are covered as an additional insured under certain insurance policies of our lease  operators, we presently do not carry our own insurance, and because of the limitations of any future insurance coverage, we may be exposed to significant liability should any claims arise for which we are not insured.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blowouts, property damage, personal injury or other hazards. We are covered as an additional insured under the insurance policies of our lease  operators, but do not presently maintain our own insurance covering liabilities arising from our operations. Although prior to drilling we will obtain insurance in accordance with industry standards to address certain of these risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not in all circumstances be insurable or, in certain circumstances, we may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that we are not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our financial position, results of operations or prospects.

Some of our oil and natural gas properties are held in the form of licenses and leases.  If we default on those licenses or leases, we may lose our interest in those properties.

Our properties are held in the form of licenses and leases and working interests in licenses and leases. If we or the holder of the license or lease fail to meet the specific requirement of a license or lease, the license or lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each license or lease will be met, although we exercise our commercially reasonable efforts to do so. The termination or expiration of our licenses or leases or the working interests relating to a license or lease may have a material adverse effect on our results of operations and business.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of such key personnel could have a material adverse effect on us.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for these key individuals. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We may rely on third parties to operate some of the assets in which we possess an interest. Assuming the presence of commercial quantities of oil and natural gas on our properties, the success of the oil and natural gas operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfils our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited, adversely affecting our financial performance.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-KSB for the fiscal year ending August 31, 2008, we will be required to furnish a report by management on our internal control over financial reporting.  This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  Beginning for the fiscal year ending August 31, 2009, this report must also contain a statement that our auditors have issued an attestation report on management’s assessment of internal control.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion.  These reporting and assessment obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our reporting systems and procedures, implement additional financial and management controls, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired.  In addition, during the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our system of internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. In addition, expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations. Failure to comply with Section 404 may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance.  We may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Risks Related to our Common Stock

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

Although a trading market for our common stock exists, the trading volume has historically been insignificant, and an active trading market for our common stock may never develop. There currently is limited analyst coverage of our business. We do not have very many shares of common stock outstanding and the amount of shares in our public “float” will continue to be limited due to the fact that significant portions of our outstanding shares are held by our officers and directors and their affiliates. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the Over-The-Counter Bulletin Board (“OTCBB”), limited analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB.  As a result, even if prices appear favorable, there may not be sufficient demand in order to complete a shareholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our shareholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.

In addition, while we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	attests that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative.  Current quotations for the securities and the rights and remedies and to be available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of energy companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•	fluctuations in stock market prices and volumes, particularly among securities of energy companies;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results;

•	fluctuations in oil and natural gas prices; and

•	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Item 2.	Description of Property

Reserves

Our proved natural gas and oil reserves have been estimated as of August 31, 2007 and presented in following table.  The reserves presented in the table are based on reserve evaluations performed by MHA Petroleum Consultants, Inc., an independent reserve engineer, and reported in their report entitled “Securities and Exchange Commission Evaluation, Oil & Natural Gas Reserves, Oakcrest Prospect, Wharton County, Texas, Effective September 1, 2007”.  The reserve quantities were prepared based on constant price forecasts and cost estimates.  There are numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

All reserves classified as proved as of August 31, 2007 are associated with our Oakcrest Prospect located in Wharton County, Texas.

	Proved Reserves
	Developed	Undeveloped	Total
Natural gas (Mcf)	-	3,307,601	3,307,601
Oil (Bbls)	-	106,697	106,697
Total proved reserves (Mcfe)	-	3,947,783	3,947,783

From our inception through August 31, 2007 we have not had natural gas or oil production arising from or attributable to our oil and gas interests.

Drilling Activity and Productive Wells

Information with regard to our drilling activities during the year ended August 31, 2007, and well status at August 31, 2007 are presented in the following table:

	At August 31, 2007
	Gross	Net
Drilled:
Exploratory	10.0	3.5
Development	-	-
Total	10.0	3.5

Total Wells
Productive	-	-
Non-productive	-	-
Under testing and evaluation	10.0	3.5
Total	10.0	3.5

All wells drilled during the year ended August 31, 2007 were drilled in Texas in connection with the Shamrock and Brushy Creek Frio formation projects. At August 31, 2007 these wells were undergoing completion operations and testing in order to make a determination of the productive status of each well.

We did not drill any wells during the period from our inception through the year ended August 31, 2006.

Acreage

The following table summarizes by state our developed and undeveloped acreage as of August 31, 2007. The term of the undeveloped leasehold acreage ranges from one to three years.   Our Oakcrest Prospect lease acreage located in Wharton County, Texas expires on September 1, 2008 unless we have commenced and maintain a continuous drilling schedule, initiate production or negotiate a renewal with the holder of the mineral rights.

	Developed		Undeveloped
State	Gross	Net	Gross	Net
Kansas	-	-	8,800	6,864
Kentucky	-	-	5,600	4,032
Texas	-	-	1,687	1,099

Delivery Commitments

We have no significant delivery commitments.

Office Lease

We share office space in Houston, Texas with Orbit under a month-to-month arrangement.    The office space is leased by Orbit.  During the years ended August 31, 2007 and 2006, we paid rent  totaling $42,994 and $38,210, respectively.

Item 3.	Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Stock and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Price for Common Stock

Our common stock has been quoted on the Over The Counter Bulletin Board (“OTCBB”) since July 10, 2006.  On March 8, 2007, we changed our symbol on the OTCBB from “GXPL.OB” to “GWPC.OB” and our common stock is currently trading on the OTCBB under that symbol.

The following table sets forth the range of the high and low closing prices, as reported by the OTCBB, for our common stock for the periods indicated.

	Sales Price
	High	Low

Quarter ended November 30, 2006	$1.30	$0.93

Quarter ended February 28, 2007	$1.10	$0.84

Quarter ended May 31, 2007	$0.93	$0.55

Quarter ended August 31, 2007	$0.60	$0.22

Our authorized capital stock consists of 1,200,000,000 shares of common stock.  As of November 28, 2007, 56,603,107 shares of common stock were issued and outstanding.  As of such date, there were approximately 36 holders of record of our common stock.

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations.  The payment of future dividends, if any, will be determined by the Board in light of conditions then existing, including our earnings, financial condition, capital requirements, and restrictions in financing agreements, business conditions and other factors. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of August 31, 2007.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	3,625,000	0.74	5,375,000
Total as of August 31, 2007	3,625,000	0.74	5,375,000

(1)	Consists of the 2007 Non-Qualified Stock Option Plan (the “Plan”).The Plan will be adopted by the Company’s stockholders prior to March 9, 2008.

Item 6.	Plan of Operations

The following plan of operations should be read in conjunction with “Business” and our consolidated financial statements and related notes included elsewhere in this Form 10-KSB.  In January 2007, we modified our business plan to concentrate on the acquisition, exploration, development and production of oil and natural gas projects.  We are a development stage company and we have not earned any operating revenue as of the date of this filing from our current operations in the oil and natural gas industry.  Our plan of operation is to (i) continue to secure capital funding sufficient to drill a minimum of two Oakcrest Prospect wells in Texas; (ii) to continue progress on the development of the gas supply and gathering system for the Mound Branch Project; and (iii) to complete the drilling and testing of our Frio formation wells in the Shamrock and Brushy Creek Projects, interconnect the wells and establish commercial production.  We also expect to drill a test exploration well in Kentucky on the Baxter Bledsoe Prospect.

During the twelve month period ending August 31, 2008, we project total cash requirements of approximately $14.4 million. Our total estimated cash requirements are comprised of approximately $12.8 million for oil and natural gas exploration, drilling, development and operating expenditures, and $1.6 million for general and administrative, operating and public company expenses, and working capital requirements.

In September of 2007, we issued convertible notes in an aggregate principal amount of $3.7 million to Metage Funds Limited and NCIM Limited which are due in full on September 10, 2008 unless converted into shares of our common stock prior to maturity.  These notes are secured by a lien on substantially all of our assets, including our oil and gas lease interests and our equity interests in our subsidiaries.  The stated interest in the notes is 15.0% per annum with interest for the first six months due on March 10, 2008 and monthly thereafter until maturity

Based on our plan of operation, our current available cash is not sufficient to fund our capital and operating requirements over this twelve month period. To execute our plans, we will require substantial financing and are actively working on options to raise equity and/or debt financing through private placements and public offerings. However, in the event that we are unable to raise the financing to meet our needs, or if we are able to obtain sufficient financing from investors or private lenders but it is on commercial terms unacceptable to us or our stockholders, we will be required to scale back or slow our capital program. Should we raise funds through equity and debt placements, existing equity ownership in us could be negatively affected due to the dilution of existing equity ownership of our shares.  If we are not successful in or unable to repay the $3.7 million principal balance on the maturity of the notes, since substantially all our assets are pledged as security to the lenders, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

Over the next twelve months, we intend to use substantially all of our available funds to continue the exploration and development of our oil and natural gas prospect opportunities, as summarized below:

Estimated Funding During the Twelve Months Ending August 31, 2008
Exploration, drilling, development and operating expenditures
Oakcrest Prospect – Drilling and completion of two Wilcox formation wells	$8,900,000
Shamrock and Brushy Creek Projects – Drilling and completion of wells	1,100,000
Mound Branch Project – Development of gathering system and reserve development program	1,300,000
Baxter Bledsoe Prospect –Drill initial exploratory well	300,000
Other prospects	1,200,000
Operating, general and administrative	900,000
Public company expenses	240,000
Working capital	500,000
$14,440,000

We do not have any off balance sheet financial arrangements.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Gulf Western Petroleum Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheets of Gulf Western Petroleum Corporation (a development stage company) as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended August 31, 2007, and the period from inception (January 20, 2005) to August 31, 2007.   These consolidated financial statements are the responsibility of Gulf Western’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gulf Western Petroleum Corporation as of August 31, 2007 and 2006, and the results of operations and cash flows for the years then ended, and the period from inception (January 20, 2005) to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Gulf Western Petroleum Corporation will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Gulf Western Petroleum Corporation was formed on January 20, 2005 and has not generated any revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

November 28, 2007

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of August 31, 2007 and 2006

ASSETS	2007	2006

Current assets
Cash	$1,925	$312,581
Accounts receivable – joint interest partners	198,106	-
Accounts receivable – related party	11,488	-
Total current assets	211,519	312,581

Deferred financing costs, net of amortization	56,123	-
Office equipment, net of depreciation of $6,507 and $1,350, respectively	13,185	6,022
Oil and gas properties, full cost method:
Properties subject to amortization	1,090,988	773,016
Properties not subject to amortization	6,824,775	136,987

Total assets	$8,196,590	$1,228,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,065,092	$712,312
Accounts payable – related parties	380,148	3,296
Stock payable	100,000	-
Advances from stockholder	417,254	242,745
Due to parent	-	460,231
Accrued interest	15,041	4,765
Accrued interest – related party	116,712	-
Notes payable		312,500
Convertible note payable, net of unamortized debt discount of $11,290 and $-0-, respectively	238,710	-
Total current liabilities	2,332,957	1,735,849

Convertible note – related party	2,000,000	-
Convertible notes payable, net of unamortized debt discount of $17,536 and $-0-, respectively	482,464	76,883
Asset retirement obligation	50,949	-
Total liabilities	4,866,370	1,812,732

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, $0.001 par value, 1.2 billion shares authorized, 53,489,662 and 25,000,000 shares issued and outstanding, respectively	53,490	25,000
Additional paid-in capital	7,093,980	(24,000)
Deficit accumulated during the development stage	(3,817,250)	(585,126)
Total stockholders’ equity (deficit)	3,330,220	(584,126)

Total liabilities and stockholders’ equity (deficit)	$8,196,590	$1,228,606

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2007 and 2006
and the Period from Inception (January 20, 2005) through August 31, 2007

	Year Ended August 31, 2007	Year Ended August 31, 2006	Inception through August 31, 2007

Revenue	$-	$-	$-

Operating expenses
General and administrative	2,680,342	60,958	2,741,449
Depreciation	5,157	1,350	6,507
Total operating expenses	2,685,499	62,308	2,747,956
Operating loss	(2,685,499)	(62,308)	(2,747,956)

Other (income) expense
Financing costs	(118,017)	278,517	389,095
Interest expense	663,306	4,765	668,071
Currency exchange loss	1,336	10,792	12,128
Total other expense	546,625	294,074	1,069,294

Net loss	(3,232,124)	(356,382)	(3,817,250)
Deemed dividend	(3,817,432)	-	(3,817,432)
Net loss available to common shareholders	$(7,049,556)	$(356,382)	$(7,634,682)

Net loss per share:
Basic and diluted	$(0.18)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	42,052,238	25,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (January 20, 2005) through August 31, 2007

	Common Shares	Par Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Issuance of common shares at inception	25,000,000	$25,000	$(24,000)	$-	$1,000
Net loss, inception through August 31, 2005				(228,744)	(228,744)
Balance, August 31, 2005	25,000,000	$25,000	(24,000)	$(228,744)	$(227,744)
Net loss		-		(356,382)	(356,382)
Balance, August 31, 2006	25,000,000	$25,000	$(24,000)	$(585,126)	$(584,126)
Issuance of common shares to related party for oil and gas properties
- October 16, 2006 ($0.09 per share)	5,000,000	5,000	455,496	-	460,496
- January 30, 2007 ($1.00 per share)	4,039,053	4,039	4,035,014	-	4,039,053
Common shares issued for reverse merger
- January 3, 2007 ($0.001 per share)	27,645,000	27,645	(27,645)	-	-
Cancellation of shares on reverse merger
- January 3, 2007 ($0.001 per share)	(15,645,000)	(15,645)	15,645	-	-
Issuance of common shares for debenture - January 3, 2007 ($0.73 per share)	108,109	108	78,369	-	78,477
Beneficial conversion feature of debentures	-	-	75,390	-	75,390
Issuance of units for cash in private placement
- January 22, 2007 ($1.00 per unit)	3,205,000	3,205	3,201,795	-	3,205,000
- May 10, 2007 ($1.00 per unit)	525,000	525	524,475	-	525,000
- August 16, 2007 ($0.40 per unit)	1,712,500	1,713	683,287		685,000
- August 31, 2007 ($0.40 per unit)	1,000,000	1,000	399,000		400,000
Issuance of warrants for services in private placement	-	-	13,138	-	13,138
Deemed dividends on purchase of oil and gas properties from related parties	-	-	(3,817,432)	-	(3,817,432)
Issuance of common shares for services
- May 10, 2007 ($0.72 per share)	500,000	500	359,500		360,000
- August 1, 2007 ($0.31 per share)	100,000	100	30,400		30,500
Issuance of common shares under terms of and extension of notes payable
- May 10, 2007 ($1.00 per share)	200,000	200	199,800	-	200,000
- August 31, 2007 ($1.00 per share)	100,000	100	99,900	-	100,000
Amortization of stock options	-	-	738,599	-	738,599
Fair value of warrants issued in conjunction with loans	-	-	53,249	-	53,249
Net loss				(3,232,124)	(3,232,124)
Balance, August 31, 2007	53,489,662	$53,490	$7,093,980	$(3,817,250)	$3,330,220

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2007 and 2006
and the Period from Inception (January 20, 2005) through August 31, 2007

	Year Ended August 31, 2007	Year Ended August 31, 2006	Inception through August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,232,124)	$(356,382)	$(3,817,250)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation	5,157	1,350	6,507
Foreign currency exchange loss	1,336	10,792	12,128
Amortization of debt discount	99,813	-	99,813
Amortization of deferred financing costs	7,015	-	7,015
Bonus shares on notes payable	400,000	-	400,000
Issuance of shares for services	390,500	-	390,500
Amortization of stock option expense	738,599	-	738,599
Net change in:
Accounts receivable – joint interest partners	(198,106)	-	(198,106)
Accounts receivable – related parties	(11,488)	-	(11,488)
Accounts payable	352,780	508,576	1,059,136
Accounts payable - related parties	376,852	3,296	380,148
Accrued interest	10,276	4,765	15,041
Accrued interest – related parties	116,712	-	116,712
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(942,678)	172,397	(801,245)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,320)	(7,372)	(19,692)
Investment in oil and gas properties	(4,732,925)	(329,085)	(5,181,697)
CASH FLOWS USED IN INVESTING ACTIVITIES	(4,745,245)	(336,457)	(5,201,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	174,509	92,094	417,254
Proceeds from private placement unit sales	4,815,000	-	4,815,000
Proceeds from convertible notes payable	700,000	72,047	772,047
Proceeds from notes payable	540,776	312,500	853,276
Repayment of notes payable	(853,018)	-	(853,018)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,377,267	476,641	6,004,559

NET INCREASE(DECREASE) IN CASH	(310,656)	312,581	1,925
Cash, beginning of period	312,581	-	-
Cash, end of period	$1,925	$312,581	$1,925

Cash paid for:
Interest	$22,929	$-	$22,929
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of founders shares	$-	$-	$1,000
Assignment and rescission of oil and gas properties from parent	(460,231)	460,231	-
Convertible note to related party for acquisition of oil and gas interests	2,000,000	-	2,000,000
Common shares issued to acquire oil and gas properties	4,499,549	-	4,499,549
Issuance of common shares for convertible debentures	78,477	-	78,477
Asset retirement obligation incurred	50,949	-	50,949
Fair value of warrants issued with debt	66,387	-	66,387
Discount on debt for beneficial conversion feature of debentures	75,390	-	75,390
Deemed dividends on purchase of oil and gas properties from related parties	$3,817,432	$-	$3,817,432

The accompanying notes are an integral part of these consolidated financial statements

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Gulf Western Petroleum Corporation (“Gulf Western”) was incorporated on February 21, 2006 in the State of Nevada.   Gulf Western (formerly Georgia Exploration, Inc.) is engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.  Gulf Western holds oil and gas lease interests in Texas, Kansas and Kentucky.  Gulf Western is actively engaged in the drilling of Frio formation wells in Dewitt and Lavaca County, Texas; it holds proved undeveloped reserves in Wharton County, Texas; and it is engaged in a supply and infrastructure development program in Southeast Kansas. Gulf Western’s oil and gas lease interests in Kentucky are exploration in nature.

On January 3, 2007, Gulf Western and Wharton Resources Corp. (“Wharton” or “Wharton Corp.”) consummated a merger that was effected through a reverse merger with the oil and gas lease interests and reserves held by Wharton becoming the primary core assets of Gulf Western.   Concurrent with the merger, Wharton’s executive management and directors assumed control and responsibility for Gulf Western’s activities and its strategic direction.   The merger effected a change in control of Gulf Western and immediately following the merger, Wharton’s former stockholders held approximately 71.4% of Gulf Western’s issued and outstanding common shares.   On March 8, 2007, Georgia Exploration, Inc.’s name was changed to Gulf Western Petroleum Corporation, and the stock symbol was changed to OTCBB: GWPC.

For SEC reporting purposes, the merger between Gulf Western and Wharton was treated as a reverse merger with Wharton being the “accounting acquirer” and, accordingly, it assumed Gulf Western’s reporting obligations with the SEC.  In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger (i.e.,   January 3, 2007) are those of Wharton since its inception on January 20, 2005.   In conjunction with the merger, each outstanding share of Wharton was converted into 25,000 common shares in Gulf Western with a total of 30,000,000 common shares issued to the former Wharton stockholders.  Further, 15,645,000 shares of Gulf Western’s outstanding common stock were cancelled concurrent with the closing of the merger.   Immediately following the merger, a total of 42,000,000 shares of common stock were issued and outstanding.

Since its inception, Gulf Western has funded its oil and gas activities through a combination of equity and debt securities, and the contribution of funds and services by its principal shareholders and Gulf Western’s management.   Gulf Western has raised initial financing from external sources through a series of private equity placements with units consisting of common shares and warrants; the issuance of convertible securities in the form of secured notes; and through various bridge and short term notes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Gulf Western’s consolidated balance sheets and related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods from inception through August 31, 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

The accompanying consolidated financial statements are prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could materially differ from those estimates.

Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year:  (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil.   The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future.   Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence Gulf Western’s current and future expected cash flows; and impact the PV10 derivation of proved reserves presented in Gulf Western’s supplemental oil and gas reserve disclosures made herein.

Reclassification

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Principles of consolidation

The consolidated balance sheets include the accounts of Gulf Western Petroleum Corporation and its 100% owned subsidiary Wharton Resources Corp., a Delaware corporation; its 100% member interest in Wharton Resources LLC, a Delaware limited liability company; and its direct and indirect interests in Gulf Western Petroleum, LP, a Texas limited partnership (“Gulf Western LP”).   Gulf Western LP is Gulf Western’s primary operating entity and Wharton Resources LLC holds a 1.0% general partner interest in Gulf Western LP while the remaining 99.0% is held by Gulf Western through limited partner interests.

Cash and cash equivalents

Cash and cash equivalents include cash in banks and certificates of deposit which mature within three months of the date of purchase.  Gulf Western may, in the normal course of operations, maintain cash balances in excess of federally insured limits.

Accounts receivable

Gulf Western routinely assesses the recoverability of all material trade, joint interest and other receivables. Gulf Western accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  Actual write-offs may exceed the recorded allowance.  No allowance for doubtful accounts was considered necessary at August 31, 2007 and 2006.

Oil and gas properties

Gulf Western follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of petroleum and natural gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells and administrative costs directly attributable to those activities and asset retirement costs.  Gulf Western did not capitalize any administrative costs or interest costs.   Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves.  Such calculations include the estimated future costs to developed proved reserves.  Oil and gas reserves are converted to a common unit of measure based on the energy content of 6,000 cubic feet of gas to one barrel of oil. Costs of undeveloped properties are not included in the costs subject to depletion. These costs are assessed periodically for impairment.

Ceiling test

In applying the full cost method, Gulf Western performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the “estimated present value,” of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of August 31, 2007 and 2006, no impairment of oil and gas properties was recorded.

Oil and gas properties, not subject to amortization

Gulf Western holds oil and gas interests in Texas, Kansas and Kentucky pursuant to lease agreements.  Gulf Western is currently drilling Frio formation wells in Dewitt and Lavaca County, Texas.  Upon completion of drilling and initial well production from the Frio formation wells, Gulf Western will commence amortization (on a unit-of-production basis) of the acquisition, geological and geophysical, drilling and development costs incurred and included in oil and gas properties.

The amortization of the oil and gas properties not classified as proved begins when the oil and gas properties become proved, or their values become impaired.   Gulf Western assesses the realizability of its properties not characterized as proved on at least an annual basis or when there is or has been an indication that an impairment in value may have occurred.  The impairment of properties not classified as proved is assessed based on management’s intention with regard to future exploration and development of individually significant properties, and Gulf Western’s ability to secure capital funding to finance such exploration and development.   If the result of an assessment indicates that a property is impaired, the amount of the impairment is added to the capitalized costs in its full cost pool and they are amortized over production from proved reserves.

Furniture and office equipment

Furniture and office equipment is stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Debt

Gulf Western accounts for debt at fair value and recognizes interest expense for accrued interest payable under the terms of the debt. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term. Beneficial conversion features of debt are valued and the related amounts recorded as discounts on the debt.  Discounts are amortized to interest expense using the effective interest method over the term of the debt.  Any unamortized discount upon settlement or conversion of debt is recognized immediately as interest expense.

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” Gulf Western records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset.  The settlement date fair value is discounted at Gulf Western’s credit adjusted risk-free rate in determining the abandonment liability.  The abandonment liability is accreted with the passage of time to its expected settlement fair value. At August 31, 2007 Gulf Western has recorded an estimated asset retirement obligation of $50,949.  No liabilities were settled during the period and no accretion expense has been recognized.

Foreign exchange

Balance sheet items are translated into U.S. dollars at exchange rates prevailing at the balance sheet date for monetary items and at exchange rates in effect at the transaction date for non-monetary items. Operating statement items are translated at average rates prevailing during the period. Gains and losses on translation of current monetary assets and liabilities are included in income.

Future income taxes

Income taxes are accounted for using the asset/liability method of income tax allocation. Future income taxes are recognized for the future income tax consequences attributable to differences between the carrying values of assets and liabilities and their respective income tax bases. Future income tax assets and liabilities are measured using income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in income tax rates is included in earnings in the period that such change in income tax rates is enacted. Future income tax assets are recorded in the financial statements if realization is considered more likely than not.

Revenue and cost recognition

Gulf Western uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which Gulf Western is entitled based on our interest in the properties. In this case a production imbalance receivable or liability will be recorded.  Costs associated with production are expensed in the period incurred.

Stock-based compensation

The Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.    Gulf Western utilizes SFAS No. 123R and related Interpretations for fair value determination and recognition for share based compensation granted to directors, officers, and employees.   Under SFAS 123R, compensation cost for all share based payments granted are based on the grant date fair value estimated in accordance with the provisions of SFAS no. 123R.

Compensation cost is recognized on a straight line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R.  If at any date the portion of the grant-date fair value of the award that is vested is greater than that amount recognized on a straight line basis, the amount of the vested grant date fair value is recognized.  Gulf Western also accounts for transactions in which we issue equity instruments to acquire goods or services from non-employees in accordance with the provisions of SFAS No. 123R (as amended).  These transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Earnings per share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.  For the years ended August 31, 2007 and 2006, fully diluted earnings per share excludes common stock equivalents, because their inclusion would be anti-dilutive.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable, convertible notes and convertible debentures approximate their fair value as August 31, 2007 and August 31, 2006.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for Gulf Western on September 1, 2008. Gulf Western is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

NOTE 3 – GOING CONCERN

Gulf Western is in its development stage and, accordingly, has limited operations and no revenues.  Gulf Western has raised limited financing and has incurred operating losses since its inception in January 2005.  These factors raise substantial doubt about Gulf Western’s ability to continue as a going concern.   Gulf Western’s ability to achieve and maintain profitability and positive cash flow is dependent on its ability to secure sufficient financing to fund the acquisition, drilling and development of profitable oil and gas properties.  Management is seeking financing that it believes would allow Gulf Western to establish and sustain commercial production.   There are no assurances that Gulf Western will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Gulf Western or its stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

During Gulf Western’s formation and development to date, it has had transactions with the current directors, executive officers and shareholders holding interests in excess of 10.0%. These transactions are as follows:

Oakcrest Prospect, Wharton County, Texas

In connection with the reverse merger of Gulf Western and Wharton Corp., Gulf Western acquired oil and gas lease interests located in Wharton County, Texas.  The Oakcrest oil and gas lease interests were originally acquired by CodeAmerica Investments LLC (“CodeAmerica”), a company controlled by Wm. Milton Cox, the current Chairman and CEO of Gulf Western.   When Wharton Corp. acquired the Oakcrest oil and gas lease interests from CodeAmerica on October 16, 2006, Wm. Milton Cox was the Chairman and CEO of Wharton Corp.  CodeAmerica received 5,000,000 shares of common stock in Gulf Western for its Oakcrest oil and gas lease interests.

Consistent with SEC requirements for entities under common control, the acquisition of the Oakcrest oil and gas lease interests from CodeAmerica has been recorded on Gulf Western’s records at its historical cost basis in the interests which totaled approximately $460,500.  When the Oakcrest lease interests were acquired by Wharton Corp., Wharton Corp. shares of common stock were not publicly traded.  The fair value of the shares issued to CodeAmerica for the lease interests was equal to its historical cost basis in the lease interests.

Mound Branch Project, Elk County, Kansas

On January 30, 2007, Gulf Western purchased Orbit Energy, LLC’s (“Orbit”) working and net revenue interests in approximately 8,800 gross acres located in Elk County, Kansas together with its interests in drilled wells and associated equipment (the “Mound Branch Project”).   Gulf Western’s purchase price totaled $6.8 million, and consideration paid to Orbit was comprised of: a) $760,947 of funds advanced by Gulf Western to Orbit for testing and evaluation of the existing well bores, reservoir formations and associated lease acreage; b) a thirty-six month $2.0 million 10% convertible note with principal due at maturity; and c) 4,039,053 common shares of Gulf Western with a fair value of $1.00 per common share at the time of issuance.

The Gulf Western shares issued to Orbit for the purchase were placed in escrow (“Orbit Escrow Shares”) to be released upon Orbit's delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million.  Should the valuation be less than the $6.8 million purchase price, then the number of shares to be released from escrow will be ratably reduced for the lower valuation.  Gulf Western shares remaining in escrow at the end of the twelve month period ending January 30, 2008 are to be cancelled and returned to Gulf Western’s treasury.   To date no shares have been released from escrow.

In accordance with SEC requirements and for financial reporting purposes, the acquisition of the Mound Branch Project from Orbit was treated as a transaction between entities under common control and recorded on Gulf Western’s records at Orbit’s historical cost in acquired assets of $3,227,568.    The difference between the $6.8 million purchase price and Orbit’s historical cost in the assets was recorded by Gulf Western as a deemed dividend which totaled $3,572,432.

Orbit is 100% owned by CodeAmerica, and Paragon Capital, LLC (“Paragon”), a company in which Bassam Nastat, Gulf Western’s President and a Director, is a Manager.  Immediately prior to the acquisition of Mound Branch from Orbit, Wm. Milton Cox and Bassam Nastat held a combined 22.5 million common shares, or 49.6% of the then issued and outstanding common shares of Gulf Western.   The 4,039,053 common shares issued to Orbit increased their direct and indirect holdings in Gulf Western to 52.5% of the then issued and outstanding common shares.  Should the independent fair market appraisal of the assets acquired be less than the purchase price, the shares of common stock released to Orbit will be ratably reduced for the lower valuation, and Wm. Milton Cox and Bassam Nastat’s direct and indirect combined holdings in Gulf Western will be reduced.

Orbit serves as operator of the Mound Branch Project.   In conjunction with the terms of the Mound Branch Project purchase and sale agreement, Gulf Western has been funding 100% of the costs incurred by Orbit for the testing and evaluation of the existing well bores, reservoir formations and associated lease acreage.  The share of costs not attributable to Gulf Western’s working interest ownership in the property is recorded as a receivable from joint interest partners in the amount of $198,006.  Gulf Western expects to collect this amount from its partners in the Mound Branch Project.

In addition to the $760,747 paid by Gulf Western and applied as consideration against the purchase price from Orbit, Orbit has billed $636,684 to Gulf Western associated with the testing and evaluation of the Mound Branch Project since Gulf Western’s acquisition.  A balance of $248,171 is recorded as payable to related party as at August 31, 2007.  In the aggregate through August 31, 2007 Gulf Western has incurred costs totaling $1,397,631 on the testing and evaluation of the Mound Branch Project of which $1,149,460 has been paid to Orbit.   The testing and evaluation procedures for the Mound Branch Project were completed in early October 2007.  Gulf Western is continuing with its Mound Branch Project reserve and infrastructure development program, and is actively pursuing financing that would provide for the initiation of the next phase of the project.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, Gulf Western purchased the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica for a cash purchase price of $330,000. The prospect has approximately 2,200 acres located in Clay County, Kentucky. This acquisition from CodeAmerica was treated as a transaction between entities under common control and recorded at the seller’s historical cost basis of approximately $170,000.  The difference between the $330,000 purchase price and CodeAmerica’s historical cost in the assets was recorded by Gulf Western as a deemed dividend which totaled $160,000.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, Gulf Western purchased CodeAmerica's oil and gas lease interests located in Bell County, Kentucky. The Bell Prospect is comprised of approximately 3,400 acres. The cash purchase price was $314,475, which included $59,475 for land, legal and title services expended by CodeAmerica on the prospect.  This acquisition from CodeAmerica was treated as a transaction between entities under common control and recorded at the seller’s historical cost basis of approximately $229,475.  The difference between the $314,475 purchase price and CodeAmerica’s historical cost in the assets was recorded by Gulf Western as a deemed dividend which totaled $85,000.

Advances from Stockholder

During the months of April and May 2007, CodeAmerica made cash advances to Gulf Western totaling $120,000 for general working capital requirements.    The advances were due on demand, did not bear interest and were outstanding at August 31, 2007.   The advances were fully repaid in November 2007.

Office Rent

Gulf Western shares office space in Houston, Texas with Orbit under a month-to-month lease.  The office space was leased by Orbit and during the years ended August 31, 2007 and 2006 Gulf Western paid rent totaling $42,994 and $38,210, respectively.

NOTE 5 – OIL AND GAS PROPERTIES

All of the Gulf Western’s oil and gas properties are located in the United States.  No amortization of expense was recorded in 2007 or 2006 as no production or sales occurred.

Costs excluded from amortization at August 31, 2007 are as follows:

Fiscal Year Incurred	Acquisition Costs	Exploration Costs	Total
2006	$12,000	-	$12,000
2007	1,981,288	4,831,487	6,812,775
Total	1,993,288	4,831,487	6,824,775

Gulf Western holds oil and gas lease interests in Texas, Kentucky and Kansas.  The leases are classified as “Properties not subject to amortization” in Gulf Western’s financial statements.  Gulf Western expects that these costs will be included in oil and gas properties subject to amortization upon evaluation of proved reserves in fiscal 2008.

NOTE 6 – INCOME TAXES

Deferred income taxes are recorded at the expected tax rate of 35%.  SFAS No. 109 “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more or likely than not that some portion or all of the deferred tax asset will not be realized.

Reconciliation between actual tax expense (benefit) and income taxes computed by apply the combined U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes and deemed dividends is as follows:

	August 31, 2007	August 31, 2006
Computed at U.S. and State statutory rates	$(1,131,200)	$(121,000)
Permanent differences	885,200	-
Changes in valuation allowance	246,000	121,000

Total	$-	$-

	August 31, 2007	August 31, 2006
Deferred tax asset attributable to:
Net operating loss	$445,000	$199,000
Less: valuation allowance	(445,000)	(199,000)

Total	$-	$-

The components giving rise to the deferred tax assets described above have been included in the accompanying consolidated balance sheet as noncurrent assets.  As of August 31, 2007 and 2006, the deferred tax assets are net of a full valuation allowance of $445,000 and $199,000, respectively based on the amount that management believes will ultimately be realized.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. At August 31, 2007, Gulf Western had loss carryforwards of approximately $1.3 million for tax purposes which will begin to expire in 2025. The valuation allowance increased by approximately $246,000 and $121,000 for the years ended August, 31, 2007 and 2006, respectively. Section 382 of the Internal Revenue Code will limit the amounts historical net operating losses available for tax purposes prior to the reverse merger.

The income tax provision differs from the amount of income determined by applying the U.S. federal income tax rate to pretax income for the years ended August 31, 2007 and 2006 primarily due to the valuation allowance.  The above estimates are based upon management’s decisions concerning certain elections which could change the relationship between net income and taxable income.   Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE UNSECURED DEBENTURES

Convertible Secured Note

On July 3, 2007, Gulf Western borrowed $500,000 under an eighteen-month convertible secured note from a private investor with a maturity date of January 3, 2009.    Principal repayments were due beginning October 2007 at $33,333 per month.   The loan bore interest at a rate of 12.0% per annum, payable quarterly, and could be repaid in portion or in full at any time at 105% of the then outstanding principal and accrued interest.  The note provided the lender the right to convert any or all of the outstanding balance to Gulf Western shares of common stock at a conversion rate of $0.45 per common share during the loan term.   Attached to the note were three-year warrants for 125,000 common shares of Gulf Western at $0.30 per common share.

Gulf Western evaluated the terms of the convertible note and attached warrants in accordance with EITF 98-5 and EITF 00-27 and concluded that there was no beneficial conversion feature.  The relative fair value of the warrants under the Black-Scholes option pricing model was $21,196, which was recorded as debt discount on the convertible note and amortized using the effective interest method over the eighteen-month term of the note.  The parameters used in the Black-Scholes valuation model were: a risk-free interest rate of 4.90%; the current stock price on the date of issuance of $0.27 per common share; the exercise price of the warrants of $0.30 per share of common stock; an expected term of three years; volatility of 107.61%; and a dividend yield of 0.0%.   For the year ending August 31, 2007, $3,660 was charged to interest expense associated with the amortization of the debt discount, and $17,536 debt discount was unamortized at August 31, 2007.

This note was refinanced subsequent to year end in connection with the $3.7 million Senior Secured Convertible Notes.   As a result, the current portion of the Convertible Secured Note was excluded from current liabilities as of August 31, 2007.

In connection with the July 3, 2007 convertible secured note, Gulf Western issued warrants to purchase 100,000 shares of common stock to a placement agent, and paid the placement agent a fee totaling $50,000.   The warrants have an exercise price of $0.40 per share and a term of two years.  The placement agent warrants were valued using the Black-Scholes option pricing model.   The assumptions used in the Black-Scholes valuation model were: a risk-free interest rate of 4.89%; the current stock price at date of issuance of $0.27 per common share; the exercise price of the warrants of $0.40 per share of common stock; an expected term of two years; volatility of 107.6%; and dividend yield of 0.0%.   The estimated fair value of the warrants was $13,138.  The fair value of the warrants and the $50,000 fee was recorded as deferred financing cost and is being amortized using the effective interest method over the life of the debt.

Short-Term Convertible Note

On June 28, 2007, Gulf Western borrowed $250,000 under a short term convertible note payable with a private investor.   The note bore interest at 12.0% per annum; was convertible at $0.45 per share of common stock; and provided for a payment on maturity or upon the occurrence of certain events; but no later than September 28, 2007.   This note and accrued interest was repaid on September 14, 2007.   In connection with this loan Gulf Western issued to the lender warrants to purchase 200,000 common shares of Gulf Western at an exercise price of $0.32 per share with a three year term.

Gulf Western evaluated the terms of the convertible note and attached warrants in accordance with EITF 98-5 and EITF 00-27 and concluded that there was no beneficial conversion feature.   The relative fair value of the warrants attached to the loan that was derived through use of the Black-Scholes option pricing model was $32,053, which was recorded as a discount on the note and amortized over the life of the note.   The parameters used in the Black-Scholes valuation model were: a risk-free interest rate of 4.98%; the current stock price on the date of issuance of $0.28 per common share; the exercise price of the warrants of $0.32 per share; an expected term of three years; volatility of 108.79%; and a dividend yield of 0.0%.    At August 31, 2007, $20,763 of the loan discount was charged to interest expense.  Upon repayment of the loan on September 14, 2007 the remaining unamortized loan discount totaling $11,290 was charged to interest expense.

Orbit Energy, LLC Mound Branch Convertible Note

As consideration to Orbit Energy, LLC for Gulf Western’s purchase of its interests in the Mound Branch Project, Gulf Western issued a thirty-six month $2.0 million unsecured convertible note dated January 30, 2007 with principal due at maturity, bearing interest at 10.0% per annum due quarterly in arrears.   Pursuant to the terms of the convertible note, after the initial twelve months: a) Orbit has the ability to convert the outstanding principal and interest balance into common shares at a conversion price of $1.00 per common share, and b) Gulf Western may prepay all or a portion of the convertible loan without penalty.  Under the terms of the convertible note, the maturity of the note is accelerated upon a change in control of Gulf Western.  On July 3, 2007 the note was amended to provide that interest payable for the first two quarters to be due on October 30, 2007.  As of October 30, 2007, no interest has been paid and no new arrangements have been made for an extension.  There are no penalty provisions in the note for non-payment.  At August 31, 2007 the outstanding principal under the note is $2.0 million and accrued interest totals $116,712.

Gulf Western evaluated the terms of the convertible note in accordance with EITF 98-5 and EITF 00-27 and concluded that the note contained no beneficial conversion features.

Wharton Notes Payable

Wharton entered into three short term loan agreements dated August 21, 2006 that provided for total borrowings of $500,000 for general working capital purposes.  The loans had a 90-day maturity; bore interest at 10.0% per annum with principal and interest due upon maturity; and were secured by all existing and after acquired assets of Wharton.  The loan agreements provided for the issuance of 150,000 shares of common stock (“Bonus Shares”) to the lenders in the event that Wharton completed a public transaction.   The loans also provided that Wharton could extend the loans for 90-days under the same terms and conditions for an additional 150,000 Bonus Shares.  Wharton elected to extend the loan maturities.  At August 31, 2006, $312,500 had been funded to Wharton under the loan agreements with the remaining funds received during the month of September 2006.   During the year ending August 31, 2007 the loans were fully repaid to the lenders.  During the fiscal quarter ending February 28, 2007, the triggering event occurred and the notes were extended to effect the issuance of the Bonus Shares, and Gulf Western recorded a non-cash interest charge totalling $300,000 for the fair value of the Bonus Share commitment to the lenders.  As of August 31, 2007, 200,000 Bonus Shares have been issued to the lenders, and 100,000 Bonus Shares remain unissued and are recorded as stock payable.

On October 17, 2006, Wharton entered into a short term loan agreement for $350,000 with a private lender.  The loan had a 90-day maturity; bore interest at 18.0% per annum with principal and interest due upon maturity; and was secured by all existing and after acquired assets of Gulf Western.   The loan provided for 100,000 shares of common stock (“Bonus Shares”) to be issued to the lender in the event that Wharton completed a public transaction. The loan agreement provided for Gulf Western to use its best efforts to register the Bonus Shares issuable under the loan agreement within a 12-month period from the date of their issuance.  During the second fiscal quarter ending February 28, 2007, the triggering event occurred to issue the Bonus Shares, and Gulf Western recorded a non-cash charge of $100,000 to interest expense for the fair value of the 100,000 Bonus Shares committed to the lender.    The loan was fully repaid to the lender during the year ending August 31, 2007, and the 100,000 Bonus Shares were issued to the lender on May 21, 2007.

Convertible Unsecured Debentures

On March 13, 2006 Wharton Resources Limited (“Wharton Limited”), a corporation organized in New Brunswick, Canada, issued three unsecured convertible debentures denominated in Canadian dollars with total principal balance of CAD$85,000 (US$76,883 at August 31, 2006).  In the event that Wharton Limited common shares began trading on a public market, the debentures provided that they would be automatically converted into common shares at a conversion rate of 85% of the initial publicly traded share price.   If not converted by the maturity date, the outstanding principal balance together with interest accrued since the debenture issuances would be due and payable to the debenture holders.

Wharton Limited was the original sole stockholder of Wharton Corp. and as of August 30, 2006, Wharton Corp. assumed the obligations for the convertible debentures of Wharton Limited.     Pursuant to the merger agreement between Wharton Corp. and Gulf Western on January 3, 2007, the date the merger was consummated, Gulf Western assumed the obligation to issue common shares to the three debenture holders and issued a total of 108,109 shares of common stock to them for the then outstanding principal and interest amounts under the debentures.    The debentures also provided that warrants to purchase common shares would be issued to the debenture holders, and in conjuction with the merger Gulf Western issued to the three debenture holders warrants to purchase 85,000 shares of common stock of Gulf Western at an exercise price of $1.25 per share, with a twelve month expiry.

The fair value of the warrants attached to the convertible debentures totalling $75,390 was derived through use of the Black-Scholes option pricing model.   The parameters used in the model were : a risk-free interest rate of 4.98%; the current stock price at date of issuance of $1.00 per share; the exercise price of the warrants of $1.25; the expected term of one year; expected volatility of 183%; and dividend yield of 0%.  The estimated fair value of the warrants was recorded as a debt discount with a corresponding increase to additional paid-in capital of $75,390.   Upon the conversion of the debentures into common shares on January 3, 2007, the debt discount of $75,390 was charged to interest expense.

NOTE 8 – INTEREST EXPENSE

The following table is a detail of the components of interest expense for the years ended August 31, 2007 and 2006:

	2007	2006
Interest expense on convertible debentures	$24,726	$4,765
Interest expense on note payable	5,342	-
Interest expense on convertible note – related party	116,712	-
Interest expense on convertible note	9,698	-
Bonus shares on notes payable	400,000	-
Amortization of debt discount	99,813	-
Amortization of deferred financing cost	7,015	-

Total interest expense	$663,306	$4,765

There was no interest expense for the period from inception (January 20, 2005) to August 31, 2005.

Gulf Western incurred $389,095 of costs associated with financing activities for the period from inception through August 31, 2007 for transactions that were not consummated and, accordingly, have been charged to expense in the consolidated statements of operations.

NOTE 9 – STOCKHOLDERS’ EQUITY

Gulf Western has authorized 1.2 billion shares of $0.001 par value share of common voting stock.   At August 31, 2007 and 2006, Gulf Western had issued and outstanding shares of common stock of 53,489,662 and 25,000,000, respectively.

Issuance of Common Shares and Warrants In Private Placement Offerings

During the year ended August 31, 2007, Gulf Western sold units in private placement offerings.  Each unit consisted of one share of common stock, one Class A Warrant and one Class B Warrant.  Each Class A Warrant is exercisable at a price of $2.00 per common share for a period of three years.  Each Class B Warrant is exercisable at a price of $3.00 per common share for a period of three years.  The Class A and Class B Warrants’ relative fair values on the date cash was received from the investor was estimated through use of the Black-Scholes option pricing model.  The parameters used in the calculation of the Black-Scholes fair values for the Warrants are provided in the following table:

Issue Date	Volatility	Risk-Free Interest Rate	Common Share Price	Term (years)
January 22, 2007	120%	4.85%	$1.00	3
May 10, 2007	115%	4.66%-4.79%	$0.68 - $0.88	3
August 16, 2007	108%	4.57%-4.92%	$0.45 - $0.68	3
August 31, 2007	108%	4.66%-4.79%	$0.22 - $0.80	3

Summarized in the following table are Gulf Western’s sales of units during the year ended August 31, 2007 and the associated estimated relative fair values of the shares of common stock and the Class A and Class B warrants that comprised the units sold:

Date	Number of Units	Price per Unit	Total Proceeds	Common Stock	Class A Warrant	Class B Warrant

January 22, 2007	3,205,000	$1.00	$3,205,000	$1,487,834	$910,336	$806,831
May 10, 2007	525,000	1.00	525,000	257,224	143,323	124,253
August 16, 2007	1,712,500	0.40	685,000	369,960	171,819	143,221
August 31, 2007	1,000,000	0.40	$400,000	$240,877	$87,902	$71,221

Common Shares Issued to Acquire Oil and Gas Properties

On January 30, 2007, Gulf Western purchased Orbit’s interest in the Mound Branch Project for $6.8 million, which included consideration of 4,039,053 shares of common stock with a fair value of $1.00 per share or $4,039,053 in total.

On October 16, 2006, 5,000,000 shares of common stock of Gulf Western were issued to CodeAmerica in exchange for its Oakcrest Prospect oil and gas interests located in Wharton County, Texas.

Consummation of Reverse Merger

On January 3, 2007 the reverse merger between Georgia Exploration Inc. and Wharton Corp. was consummated.   As a result of the reverse merger, each share of common stock held by the Wharton Corp. shareholders was exchanged into 25,000 common shares in Gulf Western with a total aggregate share issuance of 30,000,000 shares of common stock to the former Wharton Corp. shareholders.

Concurrent with the consummation of the reverse merger, a total of 15,645,000 outstanding shares of Gulf Western common stock were purchased and cancelled

Immediately following the closing of the merger transaction, Gulf Western had 42,000,000 shares of common stock issued and outstanding with former Wharton Corp. shareholders holding 71.43% of the total issued and outstanding shares of common stock.

.Unsecured Debenture Conversion

On January 3, 2007, the provisions of the Wharton Corp. debentures resulted in the automatic conversion of the debentures into common stock of Gulf Western.   The then outstanding principal and interest due to the three debenture holders was converted into 108,109 common shares. Additionally, Gulf Western issued 85,000 warrants for shares of common stock to the debenture holders with an exercise price of $1.25 and a 12-month term.

Shares Issued for Services

During the year ended August 31, 2007, Gulf Western issued 600,000 common shares to consultants for their services to Gulf Western.  The shares issued for services were valued at $390,500, which was determined based on the share price on the date that Gulf Western became obligated to issue the shares to the consultants.

Bonus Shares on Notes Payable

During the year ended August 31, 2007, Gulf Western issued 300,000 shares of common stock at $1.00 per share for additional consideration to various lenders under the terms of notes payable (“Bonus Shares”).  At August 31, 2007, 100,000 shares of unissued common stock is recorded as stock payable.

NOTE 10 – WARRANTS

As of August 31, 2006, there were no warrants outstanding.

Warrants outstanding and exercisable as of August 31, 2007, are summarized below:

	Exercise	Weighted Average Remaining	Number of Warrants
Description	Price	Life (years)	Outstanding	Exercisable
Series A – Convertible unsecured debentures	$1.25	0.35	85,000	85,000
Class A Warrants issued in private placements	$2.00	2.61	5,442,500	5,442,500
Class B Warrants issued in private placements	$3.00	2.61	5,442,500	5,442,500
Convertible Secured Note	$0.30	2.84	125,000	125,000
Short Term Note	$0.32	2.83	200,000	200,000
Placement agent warrants	$0.40	1.80	100,000	100,000
Total			11,395,000	11,395,000

No warrants were exercised, cancelled or expired during the year ended August 31, 2007.  The intrinsic value of warrants outstanding as of August 31, 2007 was zero.

NOTE 11 – STOCK OPTION PLAN

On March 9, 2007 Gulf Western adopted the 2007 Non Qualified Stock Option Plan (“2007 Option Plan”) for its directors, officers, employees and consultants, which reserved 9,000,000 shares of common stock for issuance under the plan.  On May 10, 2007, Gulf Western granted stock options under the plan to officers, directors and an advisor for common shares totaling 3,000,000 at an exercise price of $0.79 per share.  The 3,000,000 options vest quarterly over twelve-months with the first quarter vesting on the date of grant.   The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 2.0 years, a risk-free rate of 4.70%, a share price volatility of 115.33%, share price of $0.79, and dividend yield of 0.0%.  The Black-Scholes option-pricing model resulted in a fair value on the date the options were granted of $1,432,321.

On June 14, 2007 Gulf Western granted options under the 2007 Option Plan to non-management directors and consultants of Gulf Western for common shares totaling 625,000 at an exercise price of $0.50 per share.  The 625,000 options vest in four equal installments over twenty months with the first vesting on August 15, 2007 and the final vesting on February 15, 2009..  The fair value of the options granted was estimated to be $149,593 under the Black-Scholes option-pricing model, assuming an expected life of 2.0 years, a risk-free rate of 5.1%, a share price volatility of 115.33%, share price of $0.42, and dividend yield of 0.0%.  The Black-Scholes option-pricing model resulted in a total fair value on the date the options were granted of $0.24 per share option.

For the year ended August 31, 2007, Gulf Western recorded stock option expense reflecting the non-cash fair value amortization of $738,599.  A summary of Gulf Western’s stock option activity for the year ended August 31, 2007 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, August 31, 2006	-	$-
Options granted	3,625,000	0.74
Cancelled/forfeited	-	-
Expired	-	-
Exercised	-	-
Balance, August 31, 2007	3,625,000	$0.74
Vested at August 31, 2007	1,656,250	$0.76
Unvested at August 31, 2007	1,968,750	$0.72

The weighted average remaining life of outstanding stock options at August 31, 2007 was 9.75 years.

At August 31, 2007, there is $843,315 of total unrecognized compensation cost related to fair value of the unvested share-based compensation granted under the 2007 Stock Option Plan that will be amortized over the remaining vesting period.    The intrinsic value of the options outstanding as of August 31, 2007 is zero.

NOTE 12 - SUBSEQUENT EVENTS

Issuance of Common Shares and Warrants in Private Placements

On September 20, 2007, Gulf Western completed a private placement transaction for 1,250,000 units at a price of $0.40 for aggregate proceeds of $500,000.  Each unit consisted of one common share, one Class C Warrant and one Class D Warrant.  Each Class C Warrant may be exercised at a price of $0.65 for a period of 3 years to acquire one additional share of common stock of Gulf Western.   Each Class D Warrant may be exercised at a price of $2.00 for a period of three years to acquire one additional share of common stock.

The relative fair value of the common shares and the Class C and Class D Warrants for the private placement transactions closed on September 20, 2007, was as follows:

September 20, 2007 Placement
Common Shares (1,250,000 shares)	$265,918
Class C Warrants (1,250,000 shares)	145,384
Class D Warrants (1,250,000 shares)	88,698
Total placement	$500,000

The relative fair value of the Class C and Class B Warrants issued in connection with the units sold were estimated using the Black-Scholes valuation model.   The parameters used in the Black-Scholes valuation model were: a risk-free interest rate of 4.19%; the current stock price on the date of issuance of $0.33 per common share; the exercise price of the warrants of $0.65 and $2.00 per share, respectively; expected terms of three years; volatility of 108%; and a dividend yield of 0.0%.

Senior Secured Convertible Notes Payable

 On September 10, 2007, Gulf Western entered into a Security Purchase Agreement (“SPA”) with two lenders under which Gulf Western borrowed $3.444 million (net of $256,000 placement fees) under Senior Secured Convertible Notes.   Pursuant to the SPA, Gulf Western issued 1,500,000 common shares to the lenders and issued 3,461,538 warrants to purchase shares of common stock in Gulf Western at an exercise price of $0.26 per share for a period of five years.

The Senior Secured Convertible Notes each bear interest at 15% per annum, and each matures on September 10, 2008.  Interest is payable monthly beginning March 10, 2008, and all principal is due at maturity.  The Senior Secured Convertible Notes may be prepaid at any time after the six month anniversary of the notes with a 2.5% prepayment penalty.  The Senior Secured Convertible Notes are convertible into common shares of Gulf Western at a price of $0.39 per share.    At closing, Senior Secured Convertible Notes proceeds of $2.6 million were funded and the remaining $1.1 million note proceeds were funded in October 2007.

In connection with the September 10, 2007 SPA, Gulf Western issued 300,000 shares of common stock to a placement agent.   The fair value of the common stock and the $256,000 fee will be recorded as deferred financing costs and amortized using the effective interest method over the life of the debt.

The Convertible Notes are secured by a lien on substantially all of the assets of the Gulf Western, including all of the equity interests of the Gulf Western’s subsidiaries and the Gulf Western’s rights in certain real property, pursuant to the terms of a Security Agreement and Pledge Agreement entered into in connection with the closing of transactions under the Purchase Agreement.  In addition, Gulf Western Petroleum, LP, Wharton Resources Corp. and Wharton Resources LLC, each a wholly-owned subsidiary of the Gulf Western, entered into a Guaranty with the Buyers, whereby each of the subsidiaries guaranteed the payment and performance of all obligations of the Gulf Western under the Notes and terms of the Purchase Agreement.  Gulf Western Petroleum, LP also entered into a Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement with respect to certain properties in Texas and Kansas to secure the obligations of the Gulf Western under the Purchase Agreement and the Notes.

In conjunction with the SPA, Gulf Western entered into a registration rights agreement (the “Registration Rights Agreement”) with the lenders of the Senior Secured Convertible Notes, pursuant to which Gulf Western will (i) file a registration statement with the Securities and Exchange Commission with respect to the Common Stock issued under the SPA and the Common Stock issuable upon exercise of the Warrants and conversion of the Senior Secured Convertible Notes within 60 days after September 12, 2007 and to cause such registration statement to be declared effective under the Securities Act of 1933, as amended, and the rules promulgated thereunder, not later than 150 days after September 12, 2007. If such registration statement is not filed by the 60th day after September 12, 2007, or the registration statement is not declared effective on or prior to the 150th day after September 12, 2007, liquidated damages in the maximum amount of $150,000 will become payable by Gulf Western to the lenders.  Gulf Western did not file a registration statement within 60 days of September 12, 2007 and, accordingly, is subject to registration delay penalties.

Gulf Western evaluated the terms of the Senior Secured Convertible Notes, sale and issuance of common stock and attached warrants in accordance with EITF 98-5 and EITF 00-27 and concluded that the intrinsic value of the conversion feature represented a beneficial conversion feature in the amount of $367,308. The relative fair value of the warrants under the Black-Scholes option pricing model was $1,031,411.  The total discount of $1,398,719 will be amortized as interest expense using the effective interest method over the term of the Senior Secured Convertible Notes.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding Gulf Western’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69.  The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Capitalized Costs Relating to Oil and Gas Producing Activities as of August 31, 2007 and 2006:

	2007	2006
Proved properties
Mineral interests	$966,001	$773,016
Wells, equipment and facilities	-	-
Total proved properties	966,001	773,016

Unproved properties
Mineral interests	$2,118,275	$136,987
Uncompleted wells, equipment and facilities	4,831,487	-
Total unproved properties	6,949,762	136,987

Less: accumulated depreciation, depletion and amortization
Net capitalized costs	$7,915,763	$910,003

Costs Incurred in Oil and Gas Producing Activities for the Years Ended August 31, 2007 and 2006:

	2007	2006
Acquisition of proved properties	$192,985	$773,016
Acquisition of unproved properties	1,981,288	136,987
Development costs	-	-
Exploration costs	4,831,487	-
Total costs incurred	$7,005,760	$910,003

Results of Operations for Oil and Gas Producing Activities for the Years Ended August 31, 2007 and 2006:

Gulf Western generated no revenues and incurred no expenses related to oil and gas producing activities for the years ended August 31, 2007 and 2006.

Proved Reserves:

Gulf Western’s proved oil and natural gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and natural gas properties; and changes in economic factors. Proved reserves as of August 31, 2007 and 2006 are summarized in the table below:

Proved Developed and Undeveloped Natural Gas and Oil Reserves at August 31, 2007 and 2006 (Mcfe):

	2007	2006
Proved undeveloped reserves - beginning of period	4,220,394	-
Petroleum and natural gas lease acreage acquired	-	4,220,394
Extensions, discoveries and improved recovery	-	-
Production	-	-
Revisions of previous estimates	(272,611)	-
Proved undeveloped reserves - end of period	3,947,783	4,220,394

Proved developed reserves - end of period	-	-

Standardized Measure of Discounted Future Net Cash Flows at August 31, 2007 and 2006:

	2007	2006
Future cash inflows	$28,609,680	$29,959,342
Future production costs	(3,255,451)	(4,104,540)
Future development costs	(8,692,702)	(6,730,459)
Future income taxes	(2,604,004)	(3,926,340)
Future net cash flows	14,057,523	15,198,003
10% annual discount for estimated timing of cash flows	(2,889,053)	(3,778,299)
Standardized measure of discounted future net cash flows:	$11,168,470	$11,419,704

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Years Ended August 31, 2007 and 2006:

	2007	2006
Beginning of period	$11,419,704	$-
Petroleum and natural gas lease acreage acquired	-	11,419,704
Revisions of quantity estimates	(570,380)	-
Changes in prices and production costs	705,169	-
Changes in estimated future development costs	(1,762,243)	-
Net change in income taxes	881,394	-
Timing and other	494,826	-

End of period	$11,168,470	$11,419,704

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On January 18, 2007, our independent auditor, Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) was dismissed. DMCL conducted the audit of our March 31, 2006 balance sheet, and the statements of operations, stockholders’ equity and cash flows for the period from February 21, 2006 (date of inception) through March 31, 2006. In DMCL’s report dated April 25, 2006, there were no adverse opinions or disclaimers of the opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

During the period from our inception through March 31, 2006 and the subsequent interim period through the dismissal date, there were no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which if not resolved to DMCL’s satisfaction would have caused DMCL to make reference to the subject matter of the disagreements in connection with DMCL’s report.

On January 18, 2007, our Board approved the engagement of Malone & Bailey, PC (“M&B”) of Houston, Texas as our principal accountant. Neither we nor anyone on our behalf consulted with M&B regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has M&B provided us with a written report or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing, or factual reporting issue, or any matter that was the subject of a disagreement or reportable events with M&B.

On October 5, 2007, the Board dismissed M&B as the Company’s independent registered public accounting firm.  M&B’s reports on our financial statements for the two fiscal years ended August 31, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for concerns about our ability to continue as a going concern.  During our two most recent fiscal years ended August 31, 2006 and 2005, and through October 5, 2007, there were no disagreements between us and M&B on any manner of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&B, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our financial statements for such years.  There were no reportable events that occurred within the two most recent fiscal years ended August 31, 2006 and 2005, or within the interim period through October 5, 2007.

On October 5, 2007, the Board approved the engagement of GBH CPAs, PC (“GBH”) as our new independent registered public accounting firm.  Neither we nor anyone on our behalf consulted with GBH regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has GBH provided us with a written report or oral advice that was an important factor considered by us in reaching a decision as to any accounting, auditing, or factual reporting issue, or any matter that was the subject of a disagreement or reportable events with GBH.

Item 8A.	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management, including its Chief Executive Officer, President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded the following:

(i)
that the Company’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, President and Chief Financial Officer, as appropriate~~,~~ to allow timely decisions regarding required disclosure; and

(ii)	that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our directors, executive officers and key employees as of November 28, 2007:

Name	Age	Position

Wm. Milton Cox	60	Chairman of the Board and Chief Executive Officer
Bassam “Sam” Nastat	39	President and Director
Donald L. Sytsma	50	Chief Financial Officer, Corporate Secretary, Treasurer and Director
T. Arden McCracken	63	Director
J. Tim Altum	52	Director

Wm. Milton Cox.  Mr. Cox has served as our Chairman and CEO since December of 2006 and as a director since January of 2007.  Since 1982, Mr. Cox has been the President and CEO of CodeAmerica Investments LLC (“CodeAmerica”), which has various interests in mining and oil & natural gas production. Mr. Cox has 25 years of experience in resource investment management as well as international business experience in oil, natural gas and mining.  From October of 2003 to February of 2006, Mr. Cox served as Chairman of Altus Explorations, Inc., an oil and natural gas company quoted on the OTCBB (“Altus”), and was its President and Chief Executive Officer from October of 2003 through June of 2005.  Mr. Cox has a Bachelor of Business Administration in Marketing from Memphis State University and Masters in Business Administration in Finance from the University of Mississippi.

Bassam “Sam” Nastat.  Mr. Nastat has served as our President since December of 2006 and as a director since January of 2007.  Since May 1994, Mr. Nastat has been the Vice President of Project Development and Finance for CodeAmerica, developing financing strategies to take advantage of exploration opportunities in Texas, Wyoming and Alaska.  From November of 2003 to February of 2006 Mr. Nastat was a director of Altus and served as President of Altus from June of 2005 to February of 2006.   Mr. Nastat attended McMaster University, Hamilton Ontario, and the University of Tulsa earning a certificate in Basic Petroleum Geology.

Donald L. Sytsma.  Mr. Sytsma has served as our Chief Financial Officer, Corporate Secretary and Treasurer since December of 2006 and as a director since January of 2007.  Since April of 2003, Mr. Sytsma has been an officer and a director of DLS Energy Associates, LLC, an independent consulting company and has worked in various capacities with them since 1995. From November of 2003 to June of 2005 Mr. Sytsma was Chief Financial Officer of Altus.  From November 2003 through February 2006 Mr. Sytsma was a director of Altus.  Mr. Sytsma is a former Executive Committee member of the North American Energy Standards Board, and has chaired multiple industry subcommittees developing standards for the U.S. energy markets. Mr. Sytsma holds a Bachelor of Science in Accounting from Indiana University.

T. Arden McCracken.  Mr. McCracken has served as a director since March 12, 2007.  From 1996 to the present, he has work as a senior engineering advisor to Pennzoil Exploration and Devon Energy.  He is responsible for evaluations and recommendations on all international ventures and for assisting in the preparation of the year end reserve report.  Mr. McCracken holds a Ph.D., M.S. and B.S. in Chemical Engineering from Clemson University.

J. Tim Altum.  Mr. Altum has served as a director since March 22, 2007.  From 1998 to the present, he has worked as a geological adviser to PennzEnergy, Devon Energy Corp / BP with respect to their Eugene Island 330 Field, which is PennzEnergy’s largest single asset. His responsibilities include integration of geology, petrophysics, geophysics and engineering data into 3-D reservoir models.  Mr. Altum has a Bachelor of Science in Geology/Physics from Hardin Simmons University and Master of Science in Geology from Baylor University.

There are no family relationships among our directors and executive officers.  No director, executive officer or promoter has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director, executive officer or promoter has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director, executive officer or promoter has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director, executive officer or promoter has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates is indebted to us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

Each of Sokhie Puar, a former director and officer, and Bijay Singh a former director, failed to file their initial insider Form 3 reports which were due upon their becoming insiders in connection with our merger with Wharton.

Code of Ethics

Our Board of Directors (the “Board”) has adopted a Code of Business Conduct and Ethics Compliance Program and an Insider Trading Policy providing guidelines with respect to transactions in Company securities and is applicable to all directors, officers, employees and consultants who receive or have accesses to material non-public Company information.   All participants in the Plan are required to acknowledge receipt of the Code of Business Conduct and Ethics Compliance Program and the Insider Trading Policy to participate in the Plan, and they are required upon request by us to periodically confirm their adherence and compliance to these policies as a condition of their continued participation in the Plan.

Corporate Governance

The Board does not have an executive committee or any committee performing a similar function.  The Board is in the process of forming an audit committee, of which a majority of the members will be comprised of independent directors.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

Item 10.	Executive Compensation

Summary Compensation Table.  The following table provides information concerning compensation paid or accrued during the fiscal years ended August 31, 2007 and March 31, 2006 to our principal executive officer and each of our other two most highly paid executive officers whose salary and bonus exceeded $100,000, collectively referred to as the Named Executive Officers, determined at the end of the last fiscal year:

Name and Principal Position	Fiscal Year	Salary		Bonus		Option Awards (1)		All Other Compensation			Total
Wm. Milton Cox, Chairman and Chief Executive Officer	2007 2006	$ $	- -	$ $	- -	$ $	238,721 -	$ $	140,000 -	(2)	$ $	378,821 -
Bassam “Sam” Nastat, President	2007 2006	$ $	- -	$ $	- -	$ $	477,441 -	$ $	140,000 -	(3)	$ $	617,441 -
Donald L. Sytsma, Chief Financial Officer, Corporate Secretary and Treasurer	2007 2006	$ $	- -	$ $	- -	$ $	238,721 -	$ $	120,000 -	(4)	$ $	358,721 -
(1) Estimated fair value of options on the date of grant computed with the Black-Scholes option-pricing model. Amount identified is the non-cash fair value amortization of options granted that became vested by the recipient during the period then ending.  No options have been exercised by the recipients.

(2) Fees for services remitted to CodeAmerica Investments, LLC, for which Mr. Cox serves as the Managing Member.

(3) Fees for services remitted to Paragon Capital, LLC, for which Mr. Nastat serves as the Manager.

(4) Fees for services remitted to DLS Energy Associates, LLC and H&H Energy Consultants, an affiliate of DLS Energy Associates, LLC, for which Mr. Sytsma is the Managing Member.

Employment Agreements

We have not entered into employment agreements with any of our executive officers.

Potential Payments Upon Termination or Change of Control

There are no payments due to any of our executive officers in connection with a termination or on a change of control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END August 31, 2007
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wm. Milton Cox (1)	250,000	250,000	-	$0.79	5/10/2017	-	-	-	-
Bassam “Sam” Nastat (2)	500,000	500,000	-	$0.79	5/10/2017	-	-	-	-
Donald L. Sytsma (1)	250,000	250,000	-	$0.79	5/10/2017	-	-	-	-
____________________

(1)
Mr. Cox and Mr. Sytsma received options to purchase 500,000 shares of common stock on May 10, 2007 with an exercise price of $0.79 per share.  The options vest quarterly over the twelve months following the date of issuance and expire on May 10, 2017.

(2)	Mr. Nastat received options to purchase 1,000,000 shares of common stock on May 10, 2007 with an exercise price of $0.79 per share, which vests over twelve months and expires on May 10, 2017.

Director Compensation

Our directors are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.  The following table sets forth information with respect to compensation paid to directors during the fiscal year ended August 31, 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
T. Arden McCracken	$-	$-	$143,296	(1)	$-	$-	$-	$143,296
J. Tim Altum	$-	$-	$143,296	(2)	$-	$-	$-	$143,296
____________________

(1)
Mr. McCracken received options to purchase 250,000 shares of common stock on May 10, 2007 with an exercise price of $0.79 per share.  The options vest quarterly over the twelve months following the date of issuance and expire on May 10, 2017.  He also received options to purchase 100,000 shares of common stock on June 14, 2007 with an exercise price of $0.50 per common shares, which vest over 20 months and expires on June 14, 2017. The estimated fair value of the options granted was computed with the Black-Sholes option-pricing model.  The amount identified in the table is the non-cash fair value amortization of options granted that became vested by the recipient during the fiscal year ended August 31, 2007.

(2)
Mr. Altum received options to purchase 250,000 shares of common stock on May 10, 2007 with an exercise price of $0.79 per share. The options vest quarterly over the twelve months following the date of issuance and expire on May 10, 2017.  He also received options to purchase 100,000 shares of common stock on June 14, 2007 with an exercise price of $0.50 per common shares, which vest over 20 months and expires on June 14, 2017. The estimated fair value of the options granted was computed with the Black-Sholes option-pricing model.  The amount identified in the table is the non-cash fair value amortization of options granted that became vested by the recipient during the fiscal year ended August 31, 2007.

Other Information

From February 21, 2006 to January 3, 2007, we paid a total of $20,527 in consulting fees.  Of the total, Bijay Singh, our former director, received $10,000.  Sokhie Puar, one of our former directors and our former President, Corporate Secretary and Treasurer, received $10,527.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of November 28, 2007, by:

•	each person who is known by us to beneficially own 5% or more of the outstanding class of our capital stock;

•	each member of the Board;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  To our knowledge, each of the holders of capital stock listed below has sole voting and investment power as to the capital stock owned unless otherwise noted.

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned		% of Common Stock Outstanding(1)
Wm. Milton Cox	17,269,527	(2)	30.5%
Metage Funds Limited	13,166,667	(3)	23.3%
Bassam “Sam” Nastat	10,019,526	(4)	17.7%
Donald L. Sytsma	7,751,000	(5)	13.7%
T. Arden McCracken	140,000	(6)	*
J. Tim Altum	140,000	(7)	*
Executive Officers and Directors as a group (5 persons)	35,320,053		60.6%
__________________________

* Less than one percent

(1)	Based on 56,603,107 shares outstanding as of November 28, 2007.

(2)
Includes 250,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.  Wm. Milton Cox is the managing member of CodeAmerica Investments, LLC, the holder of record of 17,019,527 of these shares, and he is the beneficial owner of these shares.  Wm. Milton Cox is our Chairman and Chief Executive Officer.  CodeAmerica Investments LLC’s address is 6300 Germantown Rd., Suite 100, Olive Branch, MS 38654.

(3)
Includes 11,666,667 shares are issuable upon conversion of outstanding convertible notes and exercise of outstanding warrants. Metage Capital Limited, Mr. Tom Sharp, Investment Manager exercises voting and investment authority over these shares.  Metage’s address is 8 Pollen Street, London, England W1S 1NG.

(4)	Includes 500,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

(5)
Includes 250,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.  Donald L. Sytsma is the managing member of Harbour EnCap, LLC, the holder of record of  7,500,000of these shares, and he is the beneficial owner of these shares.  Donald L. Sytsma is a director and our Corporate Secretary, Treasurer, and Chief Financial Officer.  Harbour Encap LLC’s address is 514 W. Jefferson Street, Culver, IN 4651.

(6)	Includes 140,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

(7)	Includes 140,000 shares of common stock issuable upon the exercise of options which are currently exercisable or exercisable within 60 days hereof.

Item 12.	Certain Relationships and Related Transactions and Director Independence

Certain Relationship and Related Transactions

During our development stage oil and natural gas exploration and development activities, we have had the following transactions with our executive officers and directors, or with their affiliates in which they have direct or indirect material interests:

Oakcrest Prospect, Wharton County, Texas

In connection with the merger of us and Wharton Corp., we acquired oil and gas lease interests located in Wharton County, Texas.  The Oakcrest oil and gas lease interests were originally acquired by CodeAmerica.  When Wharton Corp. acquired the Oakcrest oil and gas lease interests from CodeAmerica on October 16, 2006, Wm. Milton Cox was also the Chairman and CEO of Wharton Corp.  CodeAmerica received 5,000,000 shares of our common stock for its Oakcrest oil and gas lease interests in the merger.

The acquisition of the Oakcrest oil and gas lease interests from CodeAmerica has been recorded on our records at its historical cost basis in the interests which totaled approximately $460,500.  When the Oakcrest lease interests were acquired by Wharton Corp., our shares of common stock were not publicly traded.  The fair value of the shares issued to CodeAmerica for the lease interests was equal to its historical cost basis in the lease interests.

Mound Branch Project, Elk County, Kansas

On January 30, 2007, we purchased Orbit’s working and net revenue interests in approximately 8,800 gross acres located in Elk County, Kansas together with its interests in drilled wells and associated equipment.  The purchase price totaled $6.8 million, and consideration paid to Orbit was comprised of (a) $760,947, representing funds advanced by us to Orbit for testing and evaluation of the existing well bores, reservoir formations and associated lease acreage, (b) a thirty-six month $2.0 million 10% convertible note with principal due at maturity, and (c) 4,039,053 shares of our common stock with a fair value of $1.00 per share at the time of issuance.

The note issued to Orbit bears interest at 10.0% per annum due quarterly in arrears.   Pursuant to the terms of the note, after the initial twelve months, (a) Orbit has the ability to convert the outstanding principal and interest balance into shares of common stock at a conversion price of $1.00 per share and (b) we may prepay all or a portion of the note without penalty.  On July 3, 2007 the note was amended to provide that interest payable for the first two quarters was deferred by Orbit until October 30, 2007.   At August 31, 2007, the outstanding principal under the note was $2.0 million and accrued interest totaled $116,712.

The shares of common stock issued to Orbit as part of the purchase price were placed in escrow to be released upon Orbit’s delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million.  Should the valuation be less than the $6.8 million purchase price, then the number of shares to be released from escrow will be ratably reduced for the lower valuation.  The shares remaining in escrow at the end of the twelve month period ending January 30, 2008 are to be cancelled and returned to treasury.   To date, no shares have been released from escrow.

The acquisition from Orbit was treated as a transaction between entities under common control and recorded in our records at Orbit’s historical cost in acquired assets of $3,227,568.  The difference between the $6.8 million purchase price and Orbit’s historical cost in the assets was recorded by us as a deemed dividend which totaled $3,572,432.

Orbit is 100% owned by CodeAmerica and Paragon, which as noted elsewhere in this Form 10-KSB, are controlled by Wm. Milton Cox and Bassam Nastat, each of whom is one of our officers and directors.  Immediately prior to the acquisition, Messrs. Cox and Nastat held a combined 22.5 million shares of common stock, or 49.6% of our then issued and outstanding common stock.   The 4,039,053 shares issued to Orbit increased their direct and indirect holdings in us to 52.5% of the then issued and outstanding common stock.  Should the independent fair market appraisal of the assets acquired be less than the purchase price, the shares of common stock released to Orbit will be ratably reduced for the lower valuation, and the direct and indirect combined holdings of Messrs. Nastat and Cox in us will be reduced.

Orbit serves as operator of the Mound Branch Project.   In conjunction with the terms of the Mound Branch Project purchase and sale agreement, we have been funding 100% of the costs incurred by Orbit for the testing and evaluation of the existing well bores, reservoir formations and associated lease acreage.  The share of costs not attributable to our working interest ownership in the property is recorded as a receivable from joint interest partners in the amount of $198,006.  We expect to collect this amount from our partners in the Mound Branch Project.

In addition to the $760,747 paid by us and applied as consideration against the purchase price from Orbit, Orbit has billed us $636,684 associated with the testing and evaluation of the Mound Branch Project since the acquisition.  A balance of $248,171 is recorded as payable to a related party as of August 31, 2007.  In the aggregate, through August 31, 2007, we have incurred costs totaling $1,397,631 on the testing and evaluation of the Mound Branch Project, of which $1,149,460 has been paid to Orbit.   The testing and evaluation procedures for the Mound Branch Project were completed in early October 2007.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, we purchased the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica for a cash purchase price of $330,000. The prospect has approximately 2,200 acres located in Clay County, Kentucky. This acquisition from CodeAmerica was treated as a transaction between entities under common control and recorded at CodeAmerica’s historical cost basis of approximately $170,000.  The difference between the $330,000 purchase price and CodeAmerica’s historical cost in the assets was recorded by us as a deemed dividend which totaled $160,000,

Bell Prospect, Bell County, Kentucky

On October 1, 2006, we purchased CodeAmerica’s oil and gas lease interests located in Bell County, Kentucky. The cash purchase price was $314,475, which included $59,475 for land, legal and title services expended by CodeAmerica on the prospect.  This acquisition from CodeAmerica was treated as a transaction between entities under common control and recorded at CodeAmerica’s historical cost basis of approximately $229,475.  The difference between the $314,475 purchase price and CodeAmerica’s historical cost in the assets was recorded by us as a deemed dividend which totaled $85,000.

Advances from Stockholder

During the months of April and May 2007, CodeAmerica made cash advances to us totaling $120,000 for general working capital requirements.  The advances were due on demand, did not bear interest and were outstanding as of August 31, 2007.  The advances were fully repaid during November 2007.

Office Rent

We share office space in Houston, Texas with Orbit under a month-to-month arrangement.   The office space is leased by Orbit.  During the years ended August 31, 2007 and 2006, we paid rent totaling $42,994 and $38,210, respectively.

Director Independence

Our Board has five members.  The Board does not have an executive committee or any committees performing a similar function.  We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the Board be independent.

Item 13.	Exhibits

2.1
Agreement and Plan of Merger among Georgia Exploration, Inc., Wharton Resources Corp., Gex Acquisition Corp. and CodeAmerica Investments LLC, Bassam Nastat, Harbour Encap LLC dated as of November 21, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-133759) on Form SB-2 filed on May 3, 2006).

3.2
Certificate of Amendment to Article of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Registration No. 333-141234) on Form S-8 filed on March 12, 2007).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 9, 2006).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on November 9, 2006).

4.2+	2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-141234) on Form S-8 filed on March 12, 2007).

10.1
Property Acquisition Agreement between the Company and Shaheen Jivraj-Sangara dated as March 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133759 ) filed on May 3, 2006)

10.2
Trust Agreement between the Company and Shaheen Jivraj-Sangara dated as March 2, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-133759) filed on May 3, 2006)

10.3
Purchase and Sale Agreement between CodeAmerica Investments, LLC and Wharton Resources LP dated effective October 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on January 22, 2007).

10.4
Purchase and Sale Agreement between CodeAmerica Investments, LLC and Wharton Resources LP dated effective February 1, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed on January 22, 2007).

10.5
Purchase and Sale Agreement between Orbit Energy, LLC and Wharton Resources LP dated effective September 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB filed on January 22, 2007).

10.6
Assignment of Oil and Gas Mineral Leases by and between CodeAmerica Investments, LLC and Wharton Resources LP for its oil and gas lease interests located in Wharton County, Texas dated effective April 28, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB filed on January 22, 2007).

10.7
Purchase and Sale Agreement between Orbit Energy, LLC and Wharton Resources LP dated effective January 30, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.8
Convertible Unsecured Promissory Note issued by the Company to Orbit Energy, LLC dated January 30, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.9
Assignment of Working Interest in Oil and Gas Wells Mound Branch Prospect dated January 30, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.10	Assignment of Oil and Gas Mineral Leases Elk County, Kansas dated January 30, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 5, 2007).

10.11
Convertible Secured Note and Associated Warrant by and between NCIM Limited and Gulf Western Petroleum Corporation, effective July 3, 2007 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-QSB filed on July 17, 2007).

10.12
Securities Purchase Agreement dated as of September 10, 2007 between Gulf Western Petroleum Corporation and Metage Funds Limited and NCIM Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.13
Senior Secured Note dated September 10, 2007 issued by Gulf Western Petroleum Corporation to Metage Funds Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.14
Senior Secured Note dated September 10, 2007 issued by Gulf Western Petroleum Corporation to NCIM Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.15
Warrant to Purchase Common Stock dated September 10, 2007 issued by Gulf Western Petroleum Corporation to Metage Funds Limited and NCIM Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.16
Security Agreement dated September 10, 2007 between Gulf Western Petroleum Corporation, Gulf Western Petroleum, LP, Wharton Resources Corp., Wharton Resources LLC and Metage Funds Limited, in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.17
Pledge Agreement dated September 10, 2007 between Gulf Western Petroleum Corporation, Gulf Western Petroleum, LP, Wharton Resources Corp., Wharton Resources LLC and Metage Funds Limited, in its capacity as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.18
Guaranty dated September 10, 2007 between Gulf Western Petroleum, LP and Wharton Resources Corp., Wharton Resources LLC, for the benefit of Metage Funds Limited and NCIM Limited (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.19
Form of Texas Mortgage, Deed Of Trust, Assignment Of Production, Security Agreement, Fixture Filing and Financing Statement dated September 10, 2007 by Gulf Western Petroleum, LP to Thomas J. Perich, as Trustee for the benefit of Metage Funds Limited, in its capacity as collateral agent (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.20
Form of Kansas Mortgage, Deed Of Trust, Assignment Of Production, Security Agreement, Fixture Filing and Financing Statement dated September 10, 2007 by Gulf Western Petroleum, LP to Metage Funds Limited, in its capacity as collateral agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.21
Registration Rights Agreement dated September 10, 2007 between Gulf Western Petroleum Corporation and Metage Funds Limited and NCIM Limited (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

16.1
Letter from Dale Matheson Carr-Hilton Labonte LLP regarding change in certifying accountants (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on January 24, 2007).

16.2	Letter from Malone & Bailey, PC regarding change in certifying accountants (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 5, 2007)

21.1*	Subsidiaries of the Company .

23.1*	Consent of GBH CPAs, PC, Independent Registered Public Accounting Firm.

23.2*	Consent of MHA Petroleum Consultants, Inc.

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Wm. Milton Cox (principal executive officer).

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald L. Sytsma (principal financial and accounting officer).

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 0f Wm. Milton Cox (principal executive officer).

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 0f Donald L. Sytsma (principal financial and accounting officer).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accountant Fees.

The aggregate fees billed by Malone & Bailey, PC and GBH CPAs, PC for professional services rendered for the audits of our consolidated financial statements for the years ending August 31, 2007 and August 31, 2006 are as follows:

Years Ending	August, 31 2007	August, 31 2006
Audit Fees	$90,995	$80,200

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor.

The Board is in the process of forming an audit committee, of which a majority of the members will be comprised of independent directors.  For the year ended August 31, 2007, all audit and non-audit services to be provided to us were approved by the entire Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WESTERN PETROLEUM CORPORATION

Date: November 29, 2007	By:	/s/ W. Milton Cox
W. Milton Cox, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ W. Milton Cox	Chairman and Chief Executive Officer and	November 29, 2007
W. Milton Cox	Director (Principal Executive Officer)

/s/ Donald L. Sytsma	Chief Financial Officer, Corporate	November 29, 2007
Donald L. Sytsma	Secretary and Treasurer and Director (Principal Financial and Principal Accounting Officer)

/s/ Bassam Nastat	President and Director	November 29, 2007
Bassam Nastat

/s/ Jay Timothy Altum	Director	November 29, 2007
Jay Timothy Altum

/s/ T. Arden McCracken	Director	November 29, 2007
T. Arden McCracken