Form 10QSB
period 2007-11-30
GULF WESTERN PETROLEUM CORP
filed 2008-01-15
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 30, 2007

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

The number of shares outstanding of the issuer’s common equity as of January 11, 2008 was 56,603,107 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I – Financial Information

Item 1.     Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	November 30, 2007	August 31, 2007
ASSETS
Current assets
Cash	$82,665	$1,925
Accounts receivable – joint interest	198,073	198,106
Accounts receivable – related party	-	11,488
Deferred financing costs, net of amortization of $78,115, and $0, respectively	273,885	-
Other current assets	44,138	-
Total current assets	598,761	211,519

Deferred financing costs, net of amortization of $63,138 and $7,015, respectively	-	56,123
Office equipment, net of depreciation of $7,654 and $6,507, respectively	12,038	13,185
Oil and gas properties, full cost method:
Properties subject to amortization, net of amortization of $0 and $0, respectively	2,821,994	1,090,988
Properties not subject to amortization	5,801,178	6,824,775

Total assets	$9,233,971	$8,196,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$163,892	$1,065,092
Accounts payable – related parties	40,337	380,148
Advances from stockholder	191,041	417,254
Accrued interest	112,578	15,041
Accrued interest – convertible note related party	16,438	116,712
Convertible notes payable, net of unamortized debt discount of $1,205,330 and $11,290, respectively	2,494,670	238,710
Registration rights penalties	150,000	-
Stock payable	150,000	100,000
Total current liabilities	3,318,956	2,332,957

Convertible note – related party	2,000,000	2,000,000
Convertible notes payable, net of unamortized debt discount of $-0- and $17,536, respectively	25,000	482,464
Asset retirement obligation	51,473	50,949
Total liabilities	5,395,429	4,866,370

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 1.2 billion shares authorized, 56,603,107 and 53,489,662 shares issued and outstanding, respectively	56,603	53,490
Additional paid-in capital	9,487,976	7,093,980
Deficit accumulated during the development stage	(5,706,037)	(3,817,250)
Total stockholders’ equity	3,838,542	3,330,220

Total liabilities and stockholders’ equity	$9,233,971	$8,196,590

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended November 31, 2007 and 2006, and
the Period from Inception (January 20, 2005) through November 30, 2007
(Unaudited)

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Inception through November 30, 2007

Revenue	$-	$-	$-

Operating expenses
General and administrative	1,222,353	119,845	3,963,802
Depreciation	1,147	675	7,654
Total operating expenses	1,223,500	120,520	3,971,456
Operating loss	(1,223,500)	(120,520)	(3,971,456)

Other (income) expense
Interest income	(736)	-	(736)
Interest expense	666,023	21,661	1,334,094
Financing costs	-	-	389,095
Currency exchange (gain) loss	-	(9,994)	12,128
Total other expense	665,287	11,667	1,734,581

Net loss	$(1,888,787)	$(132,187)	$(5,706,037)

Net loss per share:
Basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	56,121,956	27,500,000

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended November 30, 2007 and 2006 and
the Period from Inception (January 20, 2005) through November 30, 2007
(Unaudited)

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Inception through November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,888,787)	$(132,187)	$(5,706,037)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,147	675	7,654
Foreign currency exchange (gain) loss	-	(9,994)	12,128
Amortization of debt discount	373,206	-	473,019
Amortization of deferred financing costs	134,238	-	141,253
Bonus shares on notes payable	-	-	400,000
Issuance of shares for services and notes payable	20,887	-	411,387
Amortization of stock option expense	380,512	-	1,119,111
Accretion expense	524	-	524
Net change in:
Accounts receivable – joint interest	33	-	(198,073)
Accounts receivable – related parties	11,488	-	-
Other assets	(44,138)	-	(44,138)
Accounts payable	(901,200)	(165,762)	157,936
Accounts payable - related parties	(339,811)	(3,296)	40,337
Bank overdraft	-	42,206	-
Accrued interest	97,537	20,359	112,578
Accrued interest – related parties	(100,274)	-	16,438
Registration rights penalties	150,000	-	150,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,104,638)	(247,999)	(2,905,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(19,692)
Investment in oil and gas properties	(707,409)	(556,493)	(5,889,106)
CASH FLOWS USED IN INVESTING ACTIVITIES	(707,409)	(556,493)	(5,908,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription advances, net	50,000	-	50,000
Advances from stockholder	(226,213)	14,156	191,041
Proceeds from private placement unit sales	500,000	-	5,315,000
Proceeds from notes payable	-	540,255	853,276
Proceeds from convertible notes payable	2,819,000	-	3,591,047
Repayment of notes payable	-	(62,500)	(853,018)
Repayment of convertible notes payable	(250,000)	-	(250,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,892,787	491,911	8,897,346

NET INCREASE (DECREASE) IN CASH	80,740	(312,581)	82,665
Cash, beginning of period	1,925	312,581	-
Cash, end of period	$82,665	$-	$82,665

Cash paid for:
Interest	$6,329	$1,302	$29,258
Interest – related parties	$156,466	$-	$156,466
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of founders shares	$-	$-	$1,000
Assignment and rescission of oil and gas properties from parent	-	(460,496)	-
Common shares issued to acquire oil and gas properties	-	460,496	4,499,549
Convertible note to related party for acquisition of oil and gas interests	-	-	2,000,000
Discount on senior secured convertible notes for beneficial conversion feature of notes, and relative fair value of stock and warrants issued in connection with notes	1,399,710	-	1,399,710
Issuance of common shares to placement agent in connection with senior secured convertible notes	96,000	-	96,000
Issuance of common shares for convertible debentures	-	-	78,477
Asset retirement obligation incurred	-	-	50,949
Fair value of warrants issued with debt	-	-	66,387
Discount on debt for beneficial conversion feature of debentures	-	-	75,390
Deemed dividends on purchase of oil and gas properties from related parties	$-	$-	$3,817,432

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from Inception (January 20, 2005)
Through November 30, 2007
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Issuance of common shares at inception	25,000,000	$25,000	$(24,000)	$-	$1,000
Net loss, inception through August 31, 2005	-	-	-	(228,744)	(228,744)
Balance, August 31, 2005	25,000,000	$25,000	(24,000)	$(228,744)	$(227,744)
Net loss	-	-	-	(356,382)	(356,382)
Balance, August 31, 2006	25,000,000	$25,000	$(24,000)	$(585,126)	$(584,126)

Issuance of common shares to related party for oil and gas properties
-October 16, 2006 ($0.09 per share)	5,000,000	5,000	455,496	-	460,496
Balance, January 3, 2007 (prior to reverse merger)	30,000,000	$30,000	$431,496	$(585,126)	$(123,630)

Common shares issued for reverse merger
-January 3, 2007 ($0.001 per share)	27,645,000	27,645	(27,645)	-	-
Cancellation of shares on reverse merger
-January 3, 2007 ($0.001 per share)	(15,645,000)	(15,645)	15,645	-	-
Balance, January 3, 2007 (after reverse merger)	42,000,000	$42,000	$419,496	$(585,126)	$(123,630)

Issuance of common shares for debenture
-January 3, 2007 ($0.73 per share)	108,109	108	78,369	-	78,477
Beneficial conversion feature of debentures	-	-	75,390	-	75,390
Issuance of common shares to related party for oil and gas properties
-January 30, 2007 ($1.00 per share)	4,039,053	4,039	4,035,014	-	4,039,053
Issuance of units for cash in private placement
-January 22, 2007 ($1.00 per unit)	3,205,000	3,205	3,201,795	-	3,205,000
-May 10, 2007 ($1.00 per unit)	525,000	525	524,475	-	525,000
-August 16, 2007 ($0.40 per unit)	1,712,500	1,713	683,287	-	685,000
-August 31, 2007 ($0.40 per unit)	1,000,000	1,000	399,000	-	400,000
Issuance of warrants for services in private placement	-	-	13,138	-	13,138

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
For the Period from Inception (January 20, 2005)
Through November 30, 2007
(Unaudited)

Deemed dividends on purchase of oil and gas properties from related parties	-	-	(3,817,432)	-	(3,817,432)
Issuance of common shares for services
-May 10, 2007 ($0.72 per share)	500,000	500	359,500	-	360,000
-August 1, 2007 ($0.31 per share)	100,000	100	30,400	-	30,500
Issuance of common shares under terms of and extension of notes payable
-May 10, 2007 ($1.00 per share)	200,000	200	199,800	-	200,000
-August 31, 2007 ($1.00 per share)	100,000	100	99,900	-	100,000
Amortization of stock options	-	-	738,599	-	738,599
Fair value of warrants issued in conjunction with loans	-	-	53,249	-	53,249
Net loss				(3,232,124)	(3,232,124)
Balance, August 31, 2007	53,489,662	$53,490	$7,093,980	$(3,817,250)	$3,330,220

Intrinsic value of beneficial conversion feature of, and relative fair value of common shares and warrants issued in conjunction with convertible secured notes issued on September 10, 2007	1,500,000	1,500	1,398,210	-	1,399,710
Issuance of common shares for services
- September 10, 2007($0.32 per share)	300,000	300	95,700	-	96,000
- September 12, 2007($0.32 per share)	51,725	52	16,500	-	16,552
Issuance of common shares under terms of note payable, September 14, 2007 ($0.37 per share)	11,720	11	4,324	-	4,335
Issuance of units for cash in private placement, September 20, 2007 ($0.40 per unit)	1,250,000	1,250	498,750	-	500,000
Amortization of stock options	-	-	380,512	-	380,512
Net loss	-	-	-	(1,888,787)	(1,888,787)
Balance, November 30, 2007	56,603,107	$56,603	$9,487,976	$(5,706,037)	$3,838,542

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Gulf Western Petroleum Corporation (“Gulf Western”) was incorporated on February 21, 2006 in the State of Nevada as “Georgia Exploration, Inc.”.   The name was changed to Gulf Western on March 8, 2007.  Gulf Western is engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.  Gulf Western holds oil and gas lease interests in Texas, Kansas and Kentucky.  Gulf Western is actively engaged in the drilling and development of Frio formation wells located in Dewitt and Lavaca County, Texas; it holds proved undeveloped reserves in Wharton County, Texas; and it is engaged in a supply and infrastructure development program in Southeast Kansas.   Gulf Western also holds oil and gas lease interests in the State of Kentucky that are exploratory in nature.

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

For Securities and Exchange Commisssion ("SEC") reporting purposes, the merger between Gulf Western and Wharton was treated as a reverse merger with Wharton being the “accounting acquirer” and, accordingly, it assumed Gulf Western’s reporting obligations with the SEC.   In accordance with SEC requirements, the historical consolidated financial statements and related disclosures presented herein for the period prior to the date of merger (i.e., January 3, 2007) are those of Wharton since its inception on January 20, 2005.   In conjunction with the merger, each outstanding share of Wharton was converted into 25,000 common shares in Gulf Western with a total of 30,000,000 common shares issued to the former Wharton stockholders.  Of the 27,645,000 shares of Gulf Western outstanding at the time of the merger, 15,645,000 shares of Gulf Western’s outstanding common stock were cancelled concurrent with the closing of the merger.   Immediately following the merger, a total of 42,000,000 shares of common stock were issued and outstanding.

The accompanying unaudited interim consolidated financial statements of Gulf Western have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Gulf Western’s Annual Report on Form 10-KSB filed with the SEC on November 29, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ending August 31, 2007 as reported in its Form 10-KSB have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Gulf Western’s consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the periods from inception through November 30, 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

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

Management believes that it is reasonably possible the following material estimates affecting the consolidated financial statements could significantly change in the coming year:  (1) estimates of proved oil and gas reserves, and (2) forecast forward price curves for natural gas and crude oil.   The oil and gas industry in the United States has historically experienced substantial commodity price volatility, and such volatility is expected to continue in the future.   Commodity prices affect the level of reserves that are considered commercially recoverable; significantly influence Gulf Western’s current and future expected cash flows; and impact the valuation of proved reserves.

Accounts receivable

Gulf Western routinely assesses the recoverability of all material trade, joint interest and other receivables. Gulf Western accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Actual write-offs may exceed the recorded allowance. No allowance for doubtful accounts was considered necessary at November 30, 2007 and August 31, 2007.

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

Depletion and depreciation of proved oil and gas properties is calculated on the units-of-production method based upon estimates of proved reserves.  Such calculations include the estimated future costs to developed proved reserves.  Oil and gas reserves are converted to a common unit of measure based on the energy content of 6 Mcf of gas to one barrel of oil. Costs of undeveloped properties are not included in the costs subject to amortization. These costs are assessed periodically for impairment.

Ceiling test

In applying the full cost method, Gulf Western performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the estimated present value, of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of November 30, 2007, no impairment of oil and gas properties was recorded.

Oil and gas properties, not subject to amortization

Gulf Western holds oil and gas interests in Texas, Kansas and Kentucky pursuant to lease agreements.  Gulf Western is currently drilling and interconnecting Frio formation wells located in Dewitt and Lavaca County, Texas.  Upon interconnection and commencement of commercial production from the Frio formation wells, Gulf Western will amortize (on a unit-of-production basis) capital costs incurred in the acquisition, geological and geophysical, drilling, development and interconnection of the Frio oil and gas interests that were incurred and that are included in oil and gas properties.   Such amortization will be applied to actual sales of production realized by Gulf Western from its interests in the wells, and will be based on initial estimated proved recoverable reserves.  Estimated proved reserves used in the derivation of the oil and gas properties amortization rate will be further refined by Gulf Western as specific production and decline rates are ascertained,  and ultimate economically recoverable proved reserve quantities are developed by Gulf Western’s petroleum reservoir engineers.

The amortization of the oil and gas properties not classified as proved begins when the oil and gas properties become proved, or their values become impaired. Gulf Western assesses the realizability of its properties not characterized as proved on at least an annual basis or when there is or has been an indication that an impairment in value may have occurred.  The impairment of properties not classified as proved is assessed based on management’s intention with regard to future exploration and development of individually significant properties, and Gulf Western’s ability to source capital funding required to finance such exploration and development.   If the result of an assessment indicates that a property is impaired, the amount of the impairment is added to the capitalized costs in its full cost pool and they are amortized over proved reserves.

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

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” Gulf Western records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset.  The settlement date fair value is discounted at Gulf Western’s credit adjusted risk-free rate in determining the abandonment liability.  The abandonment liability is accreted with the passage of time to its expected settlement fair value. At November 30, 2007 Gulf Western has recorded an estimated asset retirement obligation of $51,473, and an accretion expense totaling $524 was recorded during the quarter ending November 30, 2007.   No liabilities were settled during the period.

Revenue and cost recognition

Gulf Western uses the sales method to account for sales of crude oil and natural gas.  Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Gulf Western is entitled based on our interest in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Gulf Western had no production, revenue or imbalances as of November 30, 2007 and August 31, 2007.  Costs associated with production are expensed in the period incurred.

NOTE 3 – GOING CONCERN

Gulf Western is in its development stage and, accordingly, has limited operations and revenues.  Gulf Western has raised a combination of secured and unsecured debt and equity financing and it has incurred operating losses since its inception.  These factors raise substantial doubt about Gulf Western’s ability to continue as a going concern.   Gulf Western’s ability to achieve and maintain profitability and sustainable positive cash flows is dependent on its ability to source sufficient financing to fund the acquisition, drilling and development of existing and future oil and gas interests.   Management is seeking financing that it believes would allow Gulf Western to establish and sustain commercial production.   There are no assurances that Gulf Western will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Gulf Western or its stakeholders.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Orbit is controlled by entities owned and managed by significant shareholders of Gulf Western, who are also directors and senior officers of Gulf Western.  Wm. Milton Cox and Bassam Nastat collectively own 100% of Orbit through Mr. Cox’s ownership of CodeAmerica Investments LLC (“CodeAmerica”), and Mr. Nastat’s management of Paragon Capital, LLC (“Paragon”). Mr. Cox’s, Gulf Western’s Chairman and CEO, and Mr. Nastat’s, Gulf Western’s President and Director, current direct and indirect common share holdings in Gulf Western total approximately 26.5 million shares or 46.8% of the current issued and outstanding common shares.  Messrs. Cox and Nastat through their director and senior officer positions in Gulf Western and their common share holdings in Gulf Western collectively exercise substantive control over Gulf Western.

Immediately prior to the acquisition of Mound Branch from Orbit on January 30, 2007, Messrs. Cox and Nastat held a combined 22.5 million common shares, or 49.6% of the then issued and outstanding common shares of Gulf Western.   The 4,039,053 common shares issued to Orbit increased their direct and indirect holdings in Gulf Western to 52.5% of the then issued and outstanding common shares.  Should the independent fair market appraisal of the assets acquired be less than the purchase price, the shares of common stock released to Orbit will be ratably reduced for the lower valuation, and Messrs. Cox’s and Nastat’s direct and indirect combined holdings in Gulf Western will be reduced.

Orbit served as operator of the Mound Branch Project at the time of Gulf Western’s acquisition of the oil and gas interests from Orbit.  Since the acquisition of the Mound Branch interests, Gulf Western has been funding 100% of the costs billed by Orbit for the testing and evaluation of the existing well bores, reservoir formations and associated lease acreage together with bearing 100% of the joint interest billings.  As of November 30, 2007, the share of costs not attributable to Gulf Western’s working interest ownership in the properties are recorded as a receivable from the joint interest partners in the amount of $198,073.  Gulf Western expects to recover this amount from the other working interest owners in the Mound Branch Project.

In addition to the $760,747 paid by Gulf Western and applied as consideration against the purchase price from Orbit, Orbit has billed to Gulf Western $636,684, of which $7,909 remains outstanding and is recorded as a payable to related party as of November 30, 2007.  In the aggregate Gulf Western has incurred costs totaling $1,397,431 on the testing and evaluation of the Mound Branch Project of which $1,389,522 has been remitted to Orbit.

Gulf Western is continuing with its Mound Branch Project reserve and infrastructure development program, and continues to pursue financing principally through project financing and joint interest participation to fund the next phases of the project.

Advances from Stockholder

From time to time during Gulf Western’s development, stockholders have expended amounts on behalf of Gulf Western and loaned the Company funds to meet operating and capital requirements.  During the three months ended November 30, 2007, Gulf Western repaid CodeAmerica $120,000 for cash advances made to Gulf Western in May and April 2007, and remitted $106,213 to CodeAmerica for unpaid fees for services and expenses that were outstanding at August 31, 2007.  Amounts totaling $191,041 for expenditures paid on behalf of Gulf Western by CodeAmerica remain outstanding at November 30, 2007.  The cash advances are due on demand.

NOTE 5 – OIL AND GAS PROPERTIES

All of Gulf Western’s oil and gas properties are located in the United States.  No amortization of expense has been recorded by Gulf Western since its inception as no production or sales has occurred through the period ending November 30, 2007.

Oil and gas property costs classified as “Properties subject to amortization” at November 30, 2007 total $2,821,994 and are principally associated with Gulf Western’s investment in the Oakcrest prospect located in Wharton County, Texas, and its capital investments in the Shamrock Frio formation project located in Dewitt County, Texas. Amortization of these costs will commence upon the establishment of initial production by Gulf Western.  Gulf Western holds interests in five Shamrock wells that commenced commercial production in December 2007.  The total oil and gas properties costs classified as “Properties subject to amortization” will be amortized on a unit of production basis over the estimated future recoverable proved reserves under the full cost method of accounting.

Oil and gas property costs excluded from amortization at November 30, 2007, and identified on the consolidated balance sheet as “Properties not subject to amortization”, are as follows:

Fiscal Year Incurred	Acquisition Costs	Exploration Costs	Total
2006	$12,000	-	$12,000
2007	1,422,666	3,661,996	5,084,662
2008	70,672	633,844	704,516
Total	$1,505,339	4,295,839	$5,801,178

The above oil and gas property costs not subject to amortization are associated with Gulf Western’s investments in the Brushy Creek Frio formation project located in Lavaca County, Texas; the Mound Branch project in Elk County, Kansas; and the Bell and Baxter Bledsoe prospects in the State of Kentucky. Gulf Western expects that the execution of its fiscal year 2008 capital investment program, including further technical and commercial evaluations conducted therewith, will result in the majority of the property costs currently categorized as “Properties not subject to amortization” being attributed to proved reserves, and accordingly re-classified to “Properties subject to amortization” upon such determination.

NOTE 6 – SECURED CONVERTIBLE NOTES PAYABLE

Senior Secured Convertible Notes Payable

On September 10, 2007, Gulf Western entered into a Security Purchase Agreement (the “SPA”) with two lenders under which Gulf Western borrowed a total of $3,700,000 under Senior Secured Convertible Notes (the “Convertible Notes”) with Metage Funds Limited (“Metage”) and NCIM Limited (“NCIM”).  Gulf Western borrowed $3,200,000 from Metage and $500,000 from NCIM.  Pursuant to the SPA, Gulf Western issued 1,500,000 common shares and issued 3,461,538 warrants to purchase shares of common stock in Gulf Western at an exercise price of $0.26 per share for a period of five years.  The Convertible Notes and related interest are convertible into common shares of Gulf Western at a price of $0.39 per common share at or before maturity.   The Convertible Notes bear interest at 15% per annum, and mature on September 10, 2008.  Interest for the first six months is due on March 10, 2008 and is payable monthly thereafter; with the total principal balance due at maturity.  The total $3,700,000 Convertible Notes may be prepaid at any time after the six month anniversary of the Convertible Notes with a 2.5% prepayment penalty. Gulf Western received net proceeds of $2,944,000 (after $256,000 of placement fees) and the exchange of the $500,000 NCIM Convertible Secured Note issued on July 3, 2007 for $500,000 of the Convertible Notes.

In conjunction with the SPA, Gulf Western entered into a registration rights agreement (the “Registration Rights Agreement”) with the lenders pursuant to which Gulf Western was required to: (i) file a registration statement with the Securities and Exchange Commission with respect to the Common Stock issued under the SPA and the Common Stock issuable upon exercise of the Warrants and conversion of the Senior Secured Convertible Notes within 60 days after September 12, 2007; and to: (ii) cause such registration statement to be declared effective under the Securities Act of 1933, as amended, and the rules promulgated there under, not later than 150 days after September 12, 2007. If such registration statement is not filed by the 60th day after September 12, 2007, (November 12, 2007), or the registration statement is not declared effective on or prior to the 150th day after September 12, 2007, liquidated damages in the form of registration rights penalties, calculated based on a prescribed formula in the SPA, in the maximum amount of $150,000 will be due to the lenders. Gulf Western evaluated the terms and the filing and effectiveness time requirements provided for in the Registration Rights Agreement and determined that the incurrence of the registration rights penalties was probable and that the financial obligation could be estimated at the time the SPA, Registration Rights Agreement and other transaction documents were executed.  Gulf Western estimates that the maximum registration rights penalties of $150,000 is probable, and the registration rights penalties were accounted for in accordance with FASB Staff Position No. EITF 00-19-2 whereby the contingent liability of $150,000 was accrued as a current liability in the consolidated balance sheet and included in the allocation of the proceeds from the financing transaction.  This resulted in an increase to the debt discount on the issuance of the Convertible Notes by $150,000 which will be amortized using the effective interest method over the twelve month term of the Convertible Notes.

Gulf Western evaluated the terms of the Convertible Notes, the issuance of common stock and attached warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that the intrinsic value of the conversion feature of the Convertible Notes represented a beneficial conversion feature in the amount of $426,137. The relative fair value of the warrants and common shares issued were $646,791 and $326,782, respectively as derived through the Black-Scholes option pricing model.   The total discount of $1,399,710 associated with the intrinsic value of the beneficial conversion feature, and the relative fair value of the warrants and stock is being amortized to interest expense using the effective interest method over the twelve month term of the Convertible Notes.  The total debt discount, including the registration rights penalties, on the issuance of the Convertible Notes was $1,549,710.

The principal assumptions used in the Black-Scholes valuation model to determine the intrinsic value of the conversion feature of the Convertible Notes and the relative fair value of the warrants and common shares issued were: a risk-free interest rate of 4.0%; the current stock price on the date of issuance of $0.32 per common share; the exercise price of the warrants of $0.26 per share; expected warrant term of five years; conversion price of $0.39 per common share, volatility of 121.16%; and a dividend yield of 0.0%.

The Convertible Notes are secured by a lien on substantially all of the assets of the Gulf Western, including all of the equity interests of the Gulf Western’s subsidiaries and the Gulf Western’s rights in certain real property, pursuant to the terms of a Security Agreement and Pledge Agreement entered into in connection with the closing of transactions under the SPA. In addition, Gulf Western Petroleum, LP, Wharton Resources Corp. and Wharton Resources LLC, each a wholly-owned subsidiary of Gulf Western, entered into a Guaranty with the Buyers, whereby each of the subsidiaries guaranteed the payment and performance of all obligations of Gulf Western under the Convertible Notes and terms of the SPA.  Gulf Western Petroleum, LP also entered into a Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement with respect to certain properties in Texas and Kansas to secure the obligations of Gulf Western under the SPA and the Convertible Notes.

In conjunction with the Convertible Notes, Gulf Western issued 300,000 shares of common stock to a placement agent valued at $96,000 ($0.32 per share) and cash fees totaling $256,000.  A total of $352,000 was recorded as deferred financing costs, and are being amortized using the effective interest method over the one year life of the debt.  During the three months ended November 30, 2007, deferred financing costs of $78,115 were charged to interest expense associated with the issuance of the Convertible Notes.  If the Convertible Notes are converted or repaid prior to the maturity date, any unamortized cost at the time of conversion or repayment will be immediately recognized and charged to net income.

Convertible Secured Note

On July 3, 2007, Gulf Western borrowed $500,000 under an eighteen-month convertible secured note from NCIM with a maturity date of January 3, 2009.   Under the terms of the convertible note, principal repayments were scheduled to commence in October 2007 at $33,333 per month and the note bore interest at a rate of 12.0% per annum, payable quarterly.   The note provided the lender the right to convert all or part of the outstanding balance into shares of common stock at a conversion rate of $0.45 per share, and could be repaid by Gulf Western at any time at 105% of the then outstanding principal and accrued interest.  In conjunction with the Convertible Notes issued September 10, 2007, this note was exchanged for the NCIM Convertible Note.

Short-Term Convertible Note

On September 14, 2007, Gulf Western repaid in full $250,000 under a short term convertible note payable issued in June 2007 to a private investor.  Gulf Western paid $6,329 in interest in connection with the repayment of the note.

Orbit Energy, LLC Mound Branch Convertible Note

As consideration to Orbit Energy, LLC for Gulf Western’s purchase of its interests in the Mound Branch Project, Gulf Western issued a thirty-six month $2.0 million unsecured convertible note dated January 30, 2007 with principal due at maturity, bearing interest at 10.0% per annum due quarterly in arrears (the “Orbit Note”).   Pursuant to the terms of the Orbit Note, after the initial twelve months: a) Orbit has the ability to convert the outstanding principal and interest balance into common shares at a conversion price of $1.00 per common share, and b) Gulf Western may prepay all or a portion of the convertible loan without penalty.   In the event of a change in control of Gulf Western, the maturity of the unsecured Orbit Note is accelerated and $2.0 million and accrued interest becomes due.

On July 3, 2007, Gulf Western and Orbit amended the Orbit Note to provide that interest payable by Gulf Western for the first quarter on the note was deferred until the interest due date for the second quarter. Accrued interest through October 31, 2007 totaling $150,137 was paid by Gulf Western to Orbit on November 20, 2007.  At November 30, 2007 the outstanding principal under the note is $2.0 million and accrued interest totals $16,438.

NOTE 7 – STOCKHOLDERS’ EQUITY

Issuance of Common Shares and Warrants In Private Placement Offerings

On September 20, 2007, Gulf Western completed a private placement transaction for 1,250,000 units at a price of $0.40 per unit for aggregate proceeds of $500,000.  Each unit consisted of one common share, one Class C Warrant and one Class D Warrant.  Each Class C Warrant may be exercised at a price of $0.65 per share for a period of 3 years to acquire one additional share of common stock of Gulf Western.   Each Class D Warrant may be exercised at a price of $2.00 per share for a period of three years to acquire one additional share of common stock.

The relative fair value of the common shares and the Class C and Class D Warrants for the private placement transactions closed on September 20, 2007, was as follows:

Securities Issued	Relative Fair Value
Common Shares (1,250,000 shares)	$265,918
Class C Warrants (1,250,000 shares)	145,384
Class D Warrants (1,250,000 shares)	88,698
Total placement	$500,000

The relative fair value of the Class C and Class D Warrants issued in connection with the units sold were estimated using the Black-Scholes valuation model.   The parameters used in the Black-Scholes valuation model were: a risk-free interest rate of 4.19%; the current stock price on the date of issuance of $0.33 per common share; the exercise price of the warrants of $0.65 and $2.00 per share, respectively; expected terms of three years; volatility of 108%; and a dividend yield of 0.0%.

Shares Issued for Services

During the three months ended November 30, 2007, Gulf Western issued 51,725 common shares to consultants for their services to Gulf Western.  The shares issued for services were valued at $16,552, which was determined based on the share price on the date that Gulf Western became obligated to issue the shares to the consultants.

NOTE 8 – WARRANTS

Warrants outstanding and exercisable as of November 30, 2007, are summarized below:

	Exercise	Weighted Average Remaining	Number of Warrants
Description	Price	Life (years)	Outstanding	Exercisable
Series A – Convertible unsecured debentures	$1.25	0.10	85,000	85,000
Class A Warrants issued in private placements	$2.00	2.42	6,442,500	6,442,500
Class B Warrants issued in private placements	$3.00	2.42	6,442,500	6,442,500
Class C Warrants issued in private placements	$0.65	2.81	1,250,000	1,250,000
Class D Warrants issued in private placements	$2.00	2.81	1,250,000	1,250,000
Warrants issued in connection with senior secured convertible note	$0.26	4.79	3,461,538	3,461,538
Convertible Secured Note	$0.30	2.59	125,000	125,000
Short Term Note	$0.32	2.58	200,000	200,000
Placement agent warrants	$0.40	1.60	100,000	100,000
Total			19,356,538	19,356,538

No warrants were exercised, cancelled or expired during the three months ended November 30, 2007.  On November 30, 2007, Gulf Western’s common share price closed at $0.41 per share. The intrinsic value of warrants outstanding as of November 30, 2007 was $551,981.

Item 2.	Plan of Operations

The following Plan of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we”, “us” and “our” refer to Gulf Western Petroleum Corporation, unless otherwise indicated.

We are an oil and natural gas exploration and development company.  We have not generated operating revenues since our inception on January 20, 2005 through the end of the period covered by this quarterly report.  We are a development stage company, and our consolidated financial statements contained herein are prepared in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.  This quarterly report, including the consolidated financial statements and notes contained herein together with this Plan of Operations, should be read in conjunction with the description of our business and the description of our properties contained in our Annual Report on Form 10-KSB for the year ended August 31, 2007.

We are engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.  We currently hold oil and gas lease interests in Texas, Kansas and Kentucky.  Our Texas Frio formation Shamrock and Brushy Creek Projects consist of oil and gas interests in eleven producing non-operated wells that were drilled, completed and interconnected during calendar year 2007.  These eleven wells commenced commercial production during the months of December 2007 and January 2008.

As of August 31, 2007, we hold proved undeveloped reserves in our Oakcrest Prospect located in Wharton County, Texas with estimated proved recoverable reserves of approximately 5.7 Bcfe and 3.9 Bcfe gross and net to our interests, respectively.  We are actively pursuing financing to initiate the drilling of our Oakcrest Prospect reserves.  We are also engaged in a natural gas supply and gas gathering system development project in Southeast Kansas to develop and interconnect wells in the Mound Branch Prospect.  The Mound Branch Project has shut in “behind pipe” oil and gas reserves and estimated potential net recoverable reserves associated with wells to be drilled in connection with a 150-well three-year drilling program. We intend to fund this through project financing, joint interest participation or other agreements that could entail a scaling back of our economic participation in the gathering system in order to effect the construction of the infrastructure necessary to deliver wellhead production from existing wells, and new wells to be drilled into downstream consuming markets.  We also hold exploratory oil and gas lease interests in Kentucky on our Baxter Bledsoe and Bell Prospects for which we believe that we will be able to determine potential recoverable reserves estimates once an initial exploratory well is drilled.

Since our inception, we have funded our oil and gas exploration and development activities, and our operating and working capital requirements, through the issuance of equity and debt securities, and through the contribution of funds and services by our officers and directors, some of which are also our principal shareholders.   Our issuances of securities have involved, among other things, a series of private equity placements with units consisting of common shares and warrants, the issuance of convertible securities in the form of secured notes and various bridge and short term notes.

Our monthly net operating cash requirements, including interest payments, are approximately $75,000 each month.  Our available cash at December 31, 2007 was $19,500.  To execute our business plan, we will be required to raise substantial capital in the near term.  While production from our Shamrock and Brushy Creek Projects is expected to provide revenues and cash flows to fund some of our operating cash requirements over the next twelve months, we will need to rely primarily on external sources of financing to fully fund our operating cash requirements, capital expenditure program and to meet debt service obligations.  An interest payment of $265,500 for the first six months on the convertible notes is due on March 10, 2008, and $46,250 each month thereafter until the notes mature on September 10, 2008 or are converted into shares of our common stock.  If the notes are not converted by the noteholders prior to their maturity, we will require additional external financing to meet our $3.7 million principal debt service obligation.

Over the next twelve months, we intend to use substantially all of our funds as they become available to fund our operating cash requirements of $1.4 million; to fund our $11.7 million exploration and development projects; and to meet our $3.7 million debt principal repayment obligations on the convertible notes.  Investments related to our exploration and development projects include approximately (i) $8.9 million to drill a minimum of two Oakcrest Prospect wells in Texas; (ii) $1.3 million on the development of the gas supply and gathering system for the Mound Branch Project; (iii) $1.2 million for other prospect identification, screening, evaluation and development; and (iv) $300,000 to drill a test exploration well in Kentucky on the Baxter Bledsoe Prospect.

Estimated Funding Requirements During the Twelve Months Ending November 30, 2008
Exploration, drilling, development and operating expenditures
Oakcrest Prospect – Drilling and completion of two Wilcox formation wells	$8,900,000
Mound Branch Project – Development of natural gas reserves and gas gathering system	1,300,000
Baxter Bledsoe Prospect - Drill initial exploratory well	300,000
Other prospects	1,200,000
Debt service, principal on convertible notes	3,700,000
Operating, general and administrative, and interest, net(1)	900,000
Working capital	500,000
Total	$16,800,000

(1)
Operating, G&A and debt interest, net of estimated operating cash flows from our interests in the Shamrock and Brushy Creek Projects production. Average daily Shamrock production net to our interests is currently approximately 352 Mcf per day, and Brushy Creek production net to our interests is currently approximately 235 Mcf per day.   The current estimated average wellhead net back price being realized by us is approximately $7.25 per Mcf.

The status of our current oil and gas projects and prospects, specific milestones and steps necessary to accomplish each milestone, timeframe and funding necessary are:

Texas Shamrock and Brushy Creek Projects

The five Frio formation wells that comprise the Shamrock Project have all been drilled, completed and interconnected into the downstream sales line.  Sales from the wells commenced on December 11, 2007.   Under current operating pressure conditions average daily gross production is estimated to be approximately 750 Mcf – 850 Mcf per day for the five wells in total, and we hold an average net revenue interest of approximately 45.4% in the five wells.  We have funded all required capital expenditure investments in the Shamrock Project associated with our net interest.

We participated in the drilling of seven Frio formation wells that constituted the Brushy Creek IV, V and VI Projects.   Five of the wells have been completed in the Frio formation and production sales have commenced.  A sixth well has been completed into the shallower Miocene formation, and sales of production has commenced.  The seventh well is not currently scheduled for completion.  The average daily gross production from the six completed wells is estimated to be approximately 925 Mcf – 1,000 Mcf per day, and we hold an average net revenue interest of 25.5% in the six wells.  We have funded all required capital investment in the Brushy Creek IV, V and VI Projects  associated with our net interest.

We are currently evaluating participation in the drilling of three additional Frio formation wells that are part of the Brushy Creek VII Project; however, we have not yet made a definitive determination as to whether we will participate in the three additional wells.   Should we participate in the Brushy Creek VII Project, our share of capital expenditures in the three wells will total approximately $928,000 net to our interest.

Texas Oakcrest (Wilcox formation) Prospect

We hold oil and gas lease interests in Wharton County, Texas.  Third party technical reserve evaluations attribute total proved undeveloped recoverable natural gas and condensate Wilcox formation reserves of approximately 3.9 Bcfe, net to our interests.  Technical evaluations also identify substantial probable and possible reserves that are attributable to our lease interests, as of August 31, 2007.  For the Oakcrest Prospect, the Wilcox formation is found at a depth of approximately 11,000 to 12,500 feet, and the capital expenditure requirement to drill and complete each Wilcox well is approximately $4.5 million per well, net to our interest.

The location for the first well to be drilled has been identified, surveyed and staked, and a preliminary drilling permit has been secured.  Under the terms of our oil and gas lease, we have an obligation to spud an initial well before September 1, 2008.  Approximately, 45 days are required to drill a well with approximately 15 days necessary to complete a well once drilled.  After the completion of a well, we have an obligation to maintain a continuous drilling schedule with no more than 120 days elapsing between completion of a well and the spudding of a new well.  Parcels of acreage drilled that are capable of production are “held by production” and bear a 23.75% landowner and overriding royalty burden.

Our next major milestone for the Oakcrest Prospect is to secure financing to fund the drilling of a minimum of two wells.  We will require $8.9 million to fund our capital expenditure requirements to accomplish this milestone.   The lead time necessary to schedule a drilling rig capable of drilling to necessary depths is approximately 60 days.  Thus, in order to accomplish a September 1, 2008 spud date for the first well, the placement and funding of financing needs to be completed by June 1, 2008.   Once financing is secured, we intend to proceed to schedule a drilling rig, formalize the drilling permit, commission a drilling survey, and acquire a drilling title opinion, all of which will need to be accomplished concurrently with the closing of the financing.

Mound Branch Reserve and Gathering System Project

The Mound Branch Project is comprised of two interrelated and interdependent phases (completion of the gathering system and the drilling of wells), both of which must be accomplished in order to progress the overall Mound Branch program. In order to source financing necessary to fund a contemplated three year 150-well natural gas drilling project, we believe that we will have to demonstrate that the 15-mile low pressure gathering system will be built, in service and ready to transport wellhead production to market once production commences.   For either us or other participants to commit to financing to construct a low-pressure gas gathering system, we must have confidence that investments will be made to drill and develop the natural gas reserves that would utilize the gathering system.

The next major milestone for the Mound Branch Project is for us to secure support for and commitments to the gas supply drilling program and to the gathering system development, both in terms of financial commitments and counterparty commitments to participate in their development.   Since our core business is the exploration and production of oil and gas reserves, we may find it necessary for us to scale back our economic participation in the gathering system in order for us to expedite its development.  We believe that commitments to develop the gathering system will assist us and enhance our  ability to raise sufficient funding to undertake a multi-year drilling program.

We hold oil and gas leases for approximately 8,800 acres in Elk County, Kansas with expiration dates of 2009 and later.  We have acquired the right of way necessary to site and accomplish the construction of the gathering system. The next milestone for the Mound Branch Project is for us to facilitate and effect the construction and interconnection of the gathering system. We are currently negotiating with a third party developer to build the gathering system under terms that are commercially reasonable to us and which are equitable with the level of risk being assumed by the parties.

Our plan of action is to finalize the terms and conditions of the gas gathering system with the third party developer during the first three months of 2008.  The construction period for the gas gathering system is approximately 75 – 90 days, and once a deal is in place, we expect that the third-party gathering system developer would have the system constructed and placed in service by the end of our fiscal year on August 31, 2008.   Concurrent with the gathering system being placed into service, our next milestone will be to acquire funding for the initial stage of our proposed 150-well drilling program.  Assuming completion of the gathering system by August 31, 2008, we expect to commence the drilling program by the end of the calendar year 2008.

Based on our plan of operations, our current available cash is not sufficient to fund our capital and operating requirements over the next twelve-month period. To execute our plans, we will require substantial financing and are actively working on options to raise equity and/or debt financing through private placements and public offerings.  However, in the event that we are unable to raise the financing to meet our needs, or if we are able to obtain sufficient financing from investors or private lenders but it is on commercial terms unacceptable to us or our stockholders, we will be required to scale back or slow our capital program. Should we raise funds through equity and debt placements, existing equity ownership in us could be negatively affected due to the dilution of existing equity ownership of our shares.  Substantially all our assets are pledged as security to the lenders.  Therefore, if we are not successful in executing our plan or unable to repay the $3.7 million principal balance on the maturity of the notes, we may be unable to continue our business and as a result may be required to scale back or cease operations of our business, the result of which would be that our stockholders would lose some or all of their investment.

Off Balance Sheet Arrangements

We do not have any off balance sheet financial arrangements.

Forward Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the year ended August 31, 2007, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Item 3.  Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended November 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.                   Recent Sale of Unregistered Securities

Effective September 27, 2007, our board of directors confirmed and ratified the issuance of shares of our common stock, and warrants exercisable for shares of our common stock in various transactions during the period June 28, 2007 through September 27, 2007.  The first issuance related to subscriptions that we received from two investors for an aggregate of 1,250,000 Units at a price of $0.40 per Unit, with aggregate proceeds of $500,000.  Each Unit consists of one share of our common stock, one Class C Warrant and one Class D Warrant.  Each Class C Warrant may be exercised at a price of $0.65 for a period of 3 years to acquire one additional share of our common stock.  Each Class D Warrant may be exercised at a price of $2.00 for a period of three years to acquire one additional share of our common stock.    The second issuance related to a note issued effective June 28, 2007 to a private investor for an aggregate of $250,000.  The note was repaid on September 14, 2007.  In connection with the issuance of the note, we issued the investor a warrant to acquire 200,000 shares of our common stock at an exercise price of $0.32 per share.  The warrant is exercisable for three years.  The third issuance related to the issuance of 100,000 shares effective August 1, 2007 to an individual for services rendered for us in connection with our Brushy Creek prospect.  The fourth issuance related to the issuance of 11,720 shares to an individual pursuant to the terms of a Convertible Loan Agreement between us and a private investor. The loan was for an aggregate of $25,000, has a term of nineteen months and accrues interest at a rate of 12.0% per year.  The fifth issuance was for 100,000 shares of our common stock as pursuant to the terms of a loan agreement between us and a lender whereby the lender advanced a total of $80,000 to one of our subsidiaries.  The final issuance was for 51,725 shares pursuant to the terms of a Joint Marketing Agreement between us and RedChip Companies, Inc. and we have an obligation to make subsequent quarterly issuances of $15,000 worth of our common stock to RedChip.  All of the shares of common stock and warrants issued were to accredited investors pursuant to exemptions under the Securities Act and the rules and regulations promulgated thereunder, including pursuant to Sections 4(2) and 4(6), and Rule 506 of Regulation D.

On September 12, 2007, we closed and issued 1,000,000 Units at a price of $0.40 per Unit, with each Unit consisting of one share of our common stock of the Issuer, one Class A Warrant, and one Class B Warrant, for aggregate proceeds of $400,000.   The subscription agreements and associated proceeds for the 1,000,000 Units were received prior to our August 31, 2007 fiscal year-end, and were reflected in our consolidated financial statements as of August 31, 2007.  Each Class A Warrant may be exercised at a price of $2.00 for a period of 3 years to acquire one additional common share of the Issuer.  Each Class B Warrant may be exercised at a price of $3.00 for a period of 3 years to acquire one additional common share of the Issuer. The securities were sold to non-US persons pursuant to Regulation S and to an accredited investor pursuant to Rule 506 of Regulation D under the Securities Act.

On September 10, 2007, we entered into a Securities Purchase Agreement with Metage Funds Limited and NCIM Limited (together, the “Buyers”), pursuant to which, among other things, we sold to the Buyers (1) 1,500,000 shares of our common stock, par value $0.001 per share, (2) senior secured convertible notes in an original aggregate principal amount of $3,700,000, and (3) a warrant  to purchase up to an aggregate of 3,461,538 shares of the Common Stock at an exercise price of $0.26 per share, subject to certain adjustments to the number of shares and the exercise price described in the warrant.  In addition, we issued 300,000 shares of our common stock to Vicarage Capital Limited for services rendered to us in connection with the financing.  The securities were sold pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement (Registration No. 333-133759) on Form SB-2 filed on May 3, 2006).
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

10.2
Senior Secured Note dated September 10, 2007 issued by Gulf Western Petroleum Corporation to Metage Funds Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.3
Senior Secured Note dated September 10, 2007 issued by Gulf Western Petroleum Corporation to NCIM Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.4
Warrant to Purchase Common Stock dated September 10, 2007 issued by Gulf Western Petroleum Corporation to Metage Funds Limited and NCIM Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.5
Security Agreement dated September 10, 2007 between Gulf Western Petroleum Corporation, Gulf Western Petroleum, LP, Wharton Resources Corp., Wharton Resources LLC and Metage Funds Limited, in its capacity as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.6
Pledge Agreement dated September 10, 2007 between Gulf Western Petroleum Corporation, Gulf Western Petroleum, LP, Wharton Resources Corp., Wharton Resources LLC and Metage Funds Limited, in its capacity as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.7
Guaranty dated September 10, 2007 between Gulf Western Petroleum, LP and Wharton Resources Corp., Wharton Resources LLC, for the benefit of Metage Funds Limited and NCIM Limited (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.8
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

10.9
Form of Kansas Mortgage, Deed Of Trust, Assignment Of Production, Security Agreement, Fixture Filing and Financing Statement dated September 10, 2007 by Gulf Western Petroleum, LP to Metage Funds Limited, in its capacity as collateral agent (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 13, 2007).

10.10
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WESTERN PETROLEUM CORPORATION

Date: January 14, 2008	By:	/s/ Wm. Milton Cox
Wm. Milton Cox, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this quarterly report on Form 10-QSB has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date
/s/ Wm. Milton Cox	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	January 14, 2008
Wm. Milton Cox

/s/ Donald L. Sytsma	Chief Financial Officer, Corporate Secretary and Treasurer and Director (Principal Financial and Principal Accounting Officer)	January 14, 2008
Donald L. Sytsma

/s/ Bassam Nastat	President and Director	January 14, 2008
Bassam Nastat

/s/ Jay Timothy Altum	Director	January 14, 2008
Jay Timothy Altum

/s/ T. Arden McCracken	Director	January 14, 2008
T. Arden McCracken