Form 10KSB/A
period 2007-08-31
GULF WESTERN PETROLEUM CORP
filed 2008-04-21
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB /A
(Amendment No. 1)

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

            The issuer’s revenues for the year ended August 31, 2007 were $-0-. The aggregate market value of the common stock, par value $.001 per share, held by non-affiliates of the issuer as of April 21, 2008, was approximately $3,572,108. As of April 21, 2008, there were outstanding 57,853,107 shares of common stock, par value $.001 per share, of the issuer.

           Transitional Small Business Disclosure Format.  Yes ☐    No  ☒

Explanatory Note

The changes made to this annual report on Form 10-KSB/A include (i) revising our risk factors to remove certain mitigating language, (ii) clarifying our risk factor with respect to competition, (iii) clarifying the date for which our reserves are presented, (iv) revising the corporate governance section to provide additional information on the amount of the professional time that our executive officers devote to our business, (v) providing clarifying changes to tables in the executive compensation section, (vi) revising the presentation of our consolidated financial statements and the notes thereto with respect to the accounting for transactions with related parties at fair value, (vii) additional information on our officers and directors biographies and (viii) making certain other minor corrections to this annual report.

i

PART I

Forward Looking Statements

We caution readers that certain important factors (including without limitation those set forth below) may affect our actual results and could cause such results to differ materially from any forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), made herein. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. You should not rely on forward-looking statements in this Form 10-KSB. Our forward-looking statements are based on current management expectations that involve risks and uncertainties that may result in such expectations not being realized. Without limiting the generality of the foregoing, words such as “may,” “expect,” “believe,” “plan,” “anticipate,” “intend,” “could,” “estimate” or “continue” are intended to identify forward-looking statements. These statements are based on our beliefs as well as assumptions we have made using information currently available to it. Some, but not all, of the factors that may cause these differences include those discussed in “Risk Factors.”

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

The actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-KSB:

•	our ability to continue as a going concern;

•	our limited history of operations;

•	our need for additional external funding;

•	volatility in market prices for oil and natural gas;

•	liabilities inherent in oil and natural gas operations;

•	uncertainties associated with estimating oil and natural gas reserves;

•	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

•	incorrect assessments of the value of acquisitions;

•	geological, technical, drilling and processing problems;

•	fluctuations in foreign exchange or interest rates and stock market volatility; and

•	the other factors discussed under “Risk Factors.”

These factors should not be considered exhaustive.

These forward-looking statements are made as of the date of this Form 10-KSB and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

As we are deemed a “penny stock issuer” within the meaning of the Securities Act and the Exchange Act, we are currently ineligible to rely on the safe harbor provisions of the Securities Act and the Exchange Act relating to forward-looking statements.  However, once we are no longer a “penny stock issuer,” we expect to be eligible to, and we intend to, rely on such safe harbor provisions.

Item 1.	Description of Business

Corporate History

We were incorporated in the State of Nevada on February 21, 2006 as Georgia Exploration, Inc., a Vancouver, Canada-based mineral resource exploration company with interests in 14 non-oil and gas mineral claims in British Columbia.  On January 3, 2007, we consummated a reverse merger with Wharton Resources Corp. (“Wharton” or “Wharton Corp.”).  The merger resulted in a change in control of us with Wharton’s former stockholders holding approximately 71.4% of the then issued and outstanding shares of our common stock.   On March 8, 2007, we changed our name to Gulf Western Petroleum Corporation.

General Overview

We are engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.  Upon completion of our reverse merger, Wharton’s oil and gas interests and reserves became our primary assets and our core business became the exploration and development of domestic oil and natural gas reserves in the United States.

We currently hold oil and gas lease interests in Texas, Kansas and Kentucky.  We are actively engaged in the drilling of Frio formation wells in Dewitt County and Lavaca County, Texas.  We also hold proved undeveloped reserves in Wharton County, Texas, and we are engaged in a natural gas supply and gas gathering system development project in Southeast Kansas.  We hold oil and gas lease interests in Kentucky that are exploratory in nature. We hope to establish commercial levels of production from our Texas Shamrock and Brushy Creek Project wells in Dewitt and Lavaca Counties, Texas during 2008.  We are actively pursuing financing options to initiate the drilling of our proved undeveloped natural gas and oil reserves in our Oakcrest Prospect located in Wharton County, Texas.

Principal Properties

Oakcrest Prospect (Wilcox Formation), Wharton County, Texas

Our Oakcrest Prospect is located in south central Texas, approximately 75 miles southwest of Houston, Texas.   We hold oil and gas lease interests in approximately 866 acres with a working interest of 95.75% and we serve as operator.  The main target of hydrocarbon production is the Wilcox formation, with secondary targets for the Oakcrest Prospect being the Frio and Yegua formations that will be traversed while in route to the Wilcox formation during drilling. The lease acreage is adjacent to and lies immediately to the north-east of the existing Southwest Bonus Field.  The prospect is located in the central Gulf Coast Plain on the east side of the San Marcos Arch in Wharton County, Texas.   All Wilcox fields in the Gulf Coast Plain are fault-bounded and produce from simple, normal fault-bounded anticlines.  The Wilcox formation is Eocene-age and is found at a depth of approximately 11,000 to 12,500 feet.  A combination of aeromagnetic surveys and well control had originally defined the structure of the Oakcrest Prospect.  Through 2-D seismic data reprocessing and reinterpretation, two large normal faults that were previously identified were confirmed together with two smaller possible faults.

Initial production in the Southwest Bonus Field commenced in August 1998 with the Obenhaus Gas Unit which to date has yielded total production of approximately 4,206 MMcf.  We do not hold interests in the Southwest Bonus Field.  However in connection with the reserve evaluation of the Oakcrest Prospect, we acquired data for sixty one (61) Wilcox formation producing wells, located in the Southwest Bonus Field, that we evaluated to ascertain their estimated ultimate recoveries.  Production data through June 2007 was obtained and evaluated to develop decline curve analysis for each well in order to forecast remaining and ultimate reserves for wells that are currently producing.  For wells that were no longer producing, the cumulative natural gas and oil production were used to develop ultimate recoveries.   Median recovery from the Southwest Bonus Field offset producing wells is approximately 2,436 MMcf and 73,100 barrels of oil per well.

There are two productive wells in the Southwest Bonus Field within 1100 feet of the two locations where we have has ascribed proved undeveloped reserves.   The Krueger No. 9 has ultimate reserve recoveries of 3.5 Bcf and 73.8 million barrels oil (“MBO”), while the Anderson No. 6 has ultimate reserve recoveries of 2.6 Bcf and 80.0 MBO.  Additionally, there are five producing wells within 2000 feet of the two locations identified by the Company with average reserve recoveries of 2.5 Bcf and 68.7 MBO.   On an 8/8ths gross basis, we assigned proved undeveloped reserves to two locations of 2,436 MMcf and 53,348 barrels of condensate each.

Production forecasts for the Oakcrest Prospect locations were derived based on the historical behavior of the Wilcox formation offset wells in the Southwest Bonus Field.  Based on the production behavior of the offset wells, the initial gas production rate for the Oakcrest wells was plotted to be 15,000 Mcf per day with an initial decline rate of 90% per year, and a hyperbolic exponent of 0.8.

We engaged MHA Petroleum Consultants, Inc. (“MHA”) to make a technical evaluation our Oakcrest Prospect natural gas and oil reserves, and to formulate estimates of the proved reserves and income attributable to our interests in the prospect.   In MHA’s evaluation of the Oakcrest Prospect, 17 potential well locations were identified.  Two well locations contain reserves categorized as proved reserves.  A summary of the results of MHA’s technical evaluation of oil and natural gas reserves categorized as proved as of August 31, 2007, together with the net undiscounted cash flows, discounted future cash flows at a 10.0% discount rate (“PV10”) on a before and after tax basis are as follows:

Summary of Oil and Natural Gas Reserves
 (Prepared as of the Company’s Fiscal Year-End of August 31, 2007)

	Oil		Natural Gas
	Gross	Net	Gross	Net
	(MBBL)	(MBBL)	(MMCF)	(MMCF)
Total Proved Reserves	146.2	106.7	4,872	3,308

Cash Flows and PV 10 Proved Reserves
Before (“BFIT”) and After (“AFIT”) Income Taxes
(Discounted at 10%)

	BFIT (in thousands)	AFIT (in thousands)

Future net revenue	$28,610	$28,610
Future operating costs	3,256	3,256
Future income taxes	-	2,604
Operating cash flow	$25,354	$22,750
Capital investment	8,693	8,693
Undiscounted future net cash flow	$16,661	$14,057
Discounted PV10 cash flow	$13,066	$11,168

The economics and cash flows presented in the above table are based on our 95.75% working interest and 73.0% net revenue interest in the Oakcrest Prospect.    In the absence of existing production from our Oakcrest Prospect, we were required to estimate the prevailing market price that we would have realized from the sale of August 2007 condensate and natural gas production based on similarly situated production and pricing in the proximity to the Oakcrest Prospect.  Tennessee Gas, an interstate natural gas pipeline, crosses our lease acreage and provides us access to the interstate natural gas market.   The sales rate for gas deliveries into the Tennessee Gas pipeline system can be fixed to the Henry Hub, Louisiana NYMEX contract price with an established physical location basis to Henry Hub,  Sproule Associates, a highly regarded reservoir engineering firm, prepares monthly constant price and forecasted price for commodities and its constant price forecast for the month of August 2007 at the Henry Hub, Lousiana was $7.00 per MMbtu.  We estimated that, in relationship to the Henry Hub, we would realize a minimum of at least $7.00 per Mcf for our production, less 5% for gathering and compression charges, and less a historical location basis between Tennesee Gas Texas leg and the Henry Hub of $0.20 per Mcf  (i.e., $7.00 Mcf X 95% - $0.20 / mcf) or a wellhead netback realization of $6.45 per Mcf for August 2007 sales.   Condensate sales were prepared based on a West Texas Intermediate (“WTI”) of $73.19 per barrel less $5.00 location basis (with a wellhead netback of $68.19 to us).

Estimated capital expenditures to drill and complete a well is approximately $4.4 million based on current rig rates, casing prices, sub-surface and surface equipment, and other ancillary services and materials required to drill and complete a Wilcox formation well.

Our current plan of operations is to secure financing to fund the drilling of a minimum of two wells.  The location for the first well to be drilled has been identified, surveyed and staked, and a preliminary drilling permit has been secured.  Under the terms of our oil and gas lease, we have an obligation to spud an initial well before September 1, 2008.  A second well also targeting reserves identified as proved undeveloped is scheduled to spud immediately following the completion of the initial well.  Upon the drilling of the first and second Wilcox wells, we will make further technical evaluations to ascertain whether reserves originally categorized as probable have shifted to proved reserves with further data assembled through the drilling of these Wilcox wells.  If successful, we plan to drill a third Wilcox formation well during 2008 leveraging off the information acquired from the first two wells.

Texas Shamrock and Brushy Creek Projects (Frio Formation), Dewitt and Lavaca Counties, Texas

Our Texas Frio formation wells that comprise our Shamrock and Brushy Creek Projects are our first wells to commence commercial production with the first well, the Pope No. 1 (Brushy Creek V), going on line in November 2007.    In our Frio initiative, we are participating in the drilling of a minimum of twelve Frio-age natural gas wells located in Dewitt and Lavaca Counties, Texas.   All twelve wells have been identified through newly acquired 3-D seismic data.  Frio-age sediments lie below the Anahuac Shale, a detachment zone within the Post Isabel Fold Belt.  The Shamrock Project in Dewitt County consists of five Frio wells drilled in 2007, and our participation in the Brushy Creek Project consists of non-operated interests in seven Frio wells located in Lavaca County, Texas.  Our Texas Frio formation projects are operated by third parties.  The Shamrock Project is operated by Caskids Operating Company, and the Brushy Creek Project is operated by Suncoast Technical Services, Inc.

Shamrock Project

The Shamrock Project is a five well drilling program located in Dewitt County, Texas that is targeting Frio-age natural gas reserves that have been identified through 3-D seismic. Frio-age wells have proven to be prolific natural gas producers throughout the Texas Gulf Coast region.  The target formation is the Jameson Sand at total well depth at approximately 3200 feet.   The five wells drilled and completed in the Shamrock Project are the Polinard-Lee No. 1, the Miller-Thomas No. 1, the Bushmill No. 1, the Red Breast No. 1 and the Michael Collins No. 1.   All five wells had flow rates during test of 310 – 325 Mcf per day.   We hold an average 65.0% working interest and 45.5% net revenue interest in the wells.

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

Mound Branch Reserve and Infrastructure Development Project, Elk County, Kansas

On January 30, 2007 we purchased Orbit Energy, LLC’s (“Orbit”) working and net revenue interests in approximately 8,800 gross acres located in Elk County, Kansas together with its interests in certain drilled wells and associated equipment (the “Mound Branch Project”).  Orbit is owned by CodeAmerica Investments, LLC for which Wm. Milton Cox, our Chairman and CEO, is the Managing Member, and Paragon Capital, LLC for which Bassam Nastat, our President and a Director, serves as Manager.

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

The Mound Branch natural gas reserves cover Cherokee Group clastic rocks over Mississippian limestones. Depth to the Mississippian basement in the Cherokee Group ranges from 0 feet at outcrops in the extreme southeastern corner of Kansas to more than 2,500 feet (762 m) in Elk and Chautauqua Counties as the Mississippian and Cherokee Group rocks gradually dip to the west and southwest.  The majority of wells are expected to produce from the Mulky and Summit coals at approximately 1,600 feet depth, with additional potential in the Mississippi Limestone.

Recent testing of the Mound Branch Project MT19-1 well, the first Mississippi Limestone well showed absolute open flow (i.e., the maximum flow rate that a well could theoretically deliver with zero pressure at the face of the reservoir) at 1,400 Mcf per day.    The 72 Hour Flow Test performed over three days on the MT19-1 well established initital production rates of approximately 350 to 400 MCF per day.   The flow rates in the 72 Hour Test were established by flowing the well through a two phase separator and measuring volumes thru a 2-inch orfice tester vented to the atmosphere.  Well pressures and volumes were recorded hourly, and choke setting were varied to establish production rates.   Well pressure was 610 lbs. at the commencement of the testing, and 590 lbs. at the end of the test.

Test results for the coal wells tested indicate that the wells, completed in the Cherokee coal group, will be initially produced at a rate of approximately 38-40 Mcf per day.  There are eight existing wells drilled that are expected to achieve commercial levels of production if a gathering system can be constructed.  Six of the eight of the Cherokee coal group wells had 72 Hour Flow Tests performed on them, and the range of test results were as follows:

Well Name	Plate Size (Inch)	Test Result Range (Mcf/d)

DB 19-3	0.375	32.1 - 43.7
DB 16-3	0.350	31.8 - 48.4
DD 16-2	0.375	25.6 - 48.6
MT 29-1	0.400	39.2 - 61.2
MT 29-1	0.375	37.5 - 47.2
MT29-2	0.375	31.1 - 47.6
DD 16-8	0.350	32.7 - 47.4
DD 16-8	0.350	36.7 - 55.5

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

Other Prospects

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, we purchased the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica for $330,000 cash. The prospect has approximately 2,200 acres located in Clay County, Kentucky. The Baxter Bledsoe Prospect is characterized as exploratory acreage, and our plan of operation provides for the drilling of an initial exploratory well targeting the Black River Group formation during 2008.    We hold a 100% working interest in the prospect and serve as operator.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, we acquired from CodeAmerica oil and gas lease interests located in Bell County, Kentucky.  We paid $314,475 to CodeAmerica for the Bell Prospect which is comprised of approximately 3,400 acres that are categorized as exploratory. Our plan of operation for the Bell Prospect is to assemble and evaluate data with respect to the prospect once the initial exploratory well on the Baxter Bledsoe prospect is completed and the data acquired during the drilling process is assembled and evaluated.   We hold a 100% working interest in the prospect and serve as operator.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months, other than in the ordinary course of business.

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

Over the next twelve months, we plan to spend approximately $12.8 million for oil and natural gas exploration, drilling and development expenditures, and approximately $1.6 million for general and administrative, operating and public company expenses, and working capital requirements.  See “Plan of Operations” for more information.  Based on our plan of operation, our current available cash and projected operating cash flows are not sufficient to fund our capital and operating requirements over the next twelve month period.  In particular, our current and projected operating cash flows from our Frio formation oil and gas production in Dewitt and Lavaca Counties, Texas are not sufficient to repay the total $3.7 million principal balance due on September 10, 2008 under the notes issued to certain of our investors. The first six months of interest on these notes totaling $266,500 is due on March 10, 2008.  We are dependent on external financing sources to raise funds sufficient to repay the principal balance due on these notes at maturity.

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

As noted above, the notes issued to certain of our investors in connection with the financing that we completed in September 2007, are due on September 10, 2008 and are secured by a lien on substantially all of our assets, including our oil and gas lease interests and our equity interests in our subsidiaries.  We are dependent on external financing sources to raise funds sufficient to repay the principal due under these notes at maturity. Alternate external financing may be comprised of equity and debt, which may or may not be available to us on reasonable terms.  If we are not successful in or unable to repay the $3.7 million principal balance on the maturity of the notes, since substantially all our assets are pledged as security to the lenders, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

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

Potential conflicts of interest can exist if a related party director or officer has to make a decision that has different implications for us and the related party.  We cannot be certain as to how potentially conflicted board members or officers will evaluate their fiduciary duties or how such individuals will act under such circumstances. Furthermore, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business.

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

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.  Without the continual addition of new reserves, any existing reserves and the production therefrom will decline over time as such existing reserves are depleted.  A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects.  We may not be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  We also may be unable to discover or acquire commercial quantities of oil and natural gas at all.

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

To date, we have not generated revenues from production of our oil and natural gas lease interests.  Our oil and natural gas exploration and development activities will be focused on the exploration and development of our oil and natural gas rights which are high-risk ventures with uncertain prospects for success.  In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  We may be unable to successfully produce commercial quantities of oil and natural gas as a result of our exploration and development efforts or to generate sufficient revenues from production of our reserves.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.  The results of such studies and tests are subjective, and our exploration and development activities based on positive analysis may not produce oil or natural gas in commercial quantities.  As developmental and exploratory activities are performed, further data required for evaluation of our oil and natural gas interests may become available.  The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells may result in dry holes or a failure to produce oil and natural gas in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

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

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas.  Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than us.  Our ability to increase reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  The activities of our competitors in the marketplace may negatively impact our operations and our ability to attract quality projects.  In addition, new competitors, some of whom may have extensive experience in related fields or greater financial resources, may enter the market.  Increased competition could result in a loss of projects and market share.  Either of these results could seriously harm our business and operating results.

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

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. Environmental laws may result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.  Any of the foregoing could have a material adverse effect on our financial results.

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

It is our practice in acquiring significant oil and natural gas leases or interest in oil and natural gas leases to retain lawyers to fully examine the title to the interest under the lease.  In the case of minor acquisitions, we rely upon the judgment of oil and natural gas lease brokers or landmen who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest.  As such, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

Our business may be harmed if we are unable to retain our interests in leases.

All of our properties are held under interests in oil and gas mineral leases, some of which expire within the next twelve months. If we fail to meet the specific requirements of each lease, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We may be unable to meet our obligations under each lease. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Our reserve estimates are subject to numerous uncertainties and may be inaccurate.

There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. The reserve and associated cash flow information set forth herein represent estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

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

The reserve quantities included herein were prepared by an independent reserve engineer, MHA Petroleum Consultants, Inc. (“MHA”), and were prepared based on fiscal year-end prices and cost estimates assuming continuation of existing economic conditions as of August 31, 2007.  Actual future net revenue will be affected by other factors such as actual production levels, supply and demand for oil and natural gas, curtailments or increases in consumption by oil and natural gas purchasers, changes in governmental regulation or taxation and the impact of inflation on costs.  The MHA reserve quantities and other calculations are based in part on the assumed success of activities we intend to undertake in future periods, including obtaining the financing required to fund the capital expenditures necessary to effect the drilling and completion of the reserves identified in the MHA reserve evaluation.  The reserves and estimated cash flows to be derived from the production of the reserves will be reduced if we are not successful in undertaking the activities required in future periods.

We presently do not carry our own insurance and may be exposed to significant liability should any claims arise for which we are not insured.

Our involvement in the exploration for and development of oil and natural gas properties may result in our becoming subject to liability for pollution, blowouts, property damage, personal injury or other hazards. We do not presently maintain our own insurance covering liabilities arising from our operations.  Even if we obtain insurance prior to drilling, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not in all circumstances be insurable or, in certain circumstances, we may elect not to obtain insurance to deal with specific risks due to the high premiums associated with such insurance or other reasons. The payment of such uninsured liabilities would reduce the funds available to us. The occurrence of a significant event that we are not fully insured against, or the insolvency of the insurer of such event, could have a material adverse effect on our financial position, results of operations or prospects.

Some of our oil and natural gas properties are held in the form of licenses and leases.  If we default on those licenses or leases, we may lose our interest in those properties.

Our properties are held in the form of licenses and leases and working interests in licenses and leases. If we or the holder of the license or lease fail to meet the specific requirement of a license or lease, the license or lease may terminate or expire. We may not be able to maintain or otherwise meet the obligations required of each license or lease. The termination or expiration of our licenses or leases or the working interests relating to a license or lease may have a material adverse effect on our results of operations and business.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of such key personnel could have a material adverse effect on us.  We do not currently have such insurance in effect for these key individuals. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and we may be unable to continue to attract and retain all personnel necessary for the development and operation of our business.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We may rely on third parties to operate some of the assets in which we possess an interest. Assuming the presence of commercial quantities of oil and natural gas on our properties, the success of the oil and natural gas operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfills our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited, adversely affecting our financial performance.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

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

The trading volume for our common stock has historically been insignificant, and an active trading market for our common stock may never develop. There currently is limited analyst coverage of our business. We do not have very many shares of common stock outstanding and the amount of shares in our public “float” will continue to be limited due to the fact that significant portions of our outstanding shares are held by our officers and directors and their affiliates. As a result of the thin trading market for our common stock, and the lack of analyst coverage, the market price for our shares may continue to fluctuate significantly, and will likely be more volatile than the stock market as a whole. There may be a limited demand for shares of our common stock due to the reluctance or inability of certain investors to buy stocks quoted for trading on the Over-The-Counter Bulletin Board (“OTCBB”), limited analyst coverage of our common stock, and a negative perception by investors of stocks traded on the OTCBB.  As a result, even if prices appear favorable, there may not be sufficient demand in order to complete a shareholder’s sell order. Without an active public trading market or broader public ownership, shares of our common stock are likely to be less liquid than the stock of most public companies, and any of our shareholders who attempt to sell their shares in any significant volumes may not be able to do so at all, or without depressing the publicly quoted bid prices for their shares.

In addition, we may never achieve a listing of our common stock on a national securities exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

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

The market valuation of energy companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance;

•	fluctuations in stock market prices and volumes, particularly among securities of energy companies;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results;

•	fluctuations in oil and natural gas prices; and

•	additions or departures of key personnel.

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

Reserves

Our proved natural gas and associated oil reserves have been estimated as of August 31, 2007 and presented in following table.  The reserves presented in the table are based on reserve evaluations performed by MHA Petroleum Consultants, Inc., an independent reserve engineer, and reported in their report entitled “Securities and Exchange Commission Evaluation, Oil & Natural Gas Reserves, Oakcrest Prospect, Wharton County, Texas.”  The reserve quantities were prepared based on fiscal year-end prices and cost estimates assuming continuation of existing economic conditions as of August 31, 2007.  There are numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserve quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

All reserves classified as proved as of August 31, 2007 are associated with our Oakcrest Prospect located in Wharton County, Texas.

	Proved Reserves
	Developed	Undeveloped	Total
Natural gas (Mcf)	-	3,307,601	3,307,601
Oil (Bbls)	-	106,697	106,697
Total proved reserves (Mcfe)	-	3,947,783	3,947,783

From our inception through August 31, 2007, we have not had natural gas or oil production arising from or attributable to our oil and gas interests.

Drilling Activity and Productive Wells

Information with regard to our drilling activities during the year ended August 31, 2007, and well status at August 31, 2007 are presented in the following table:

	At August 31, 2007
	Gross	Net
Drilled:
Exploratory	10.0	3.6
Development	-	-
Total	10.0	3.6

Total Wells
Productive	-	-
Non-productive	-	-
Under testing and evaluation	10.0	3.6
Total	10.0	3.6

All wells drilled during the year ended August 31, 2007 were drilled in Texas in connection with the Shamrock and Brushy Creek projects. At August 31, 2007, these wells were undergoing completion operations and testing in order to make a determination of the productive status of each well.

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

The following table sets forth the range of the high and low closing prices, as reported by the OTCBB, for our common stock for the periods indicated.  The quotations represent inter-dealer prices, without retail mark up or commission and may not represent actual transactions.

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

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations.  The payment of future dividends, if any, will be determined by the Board in light of conditions then existing, including our earnings, financial condition, capital requirements, and restrictions in financing agreements, business conditions and other factors.  However, the Nevada Revised Statutes do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of August 31, 2007.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	3,625,000	0.74	5,375,000
Total as of August 31, 2007	3,625,000	0.74	5,375,000

(1)	Consists of the 2007 Non-Qualified Stock Option Plan (the “Plan”). The Plan will be adopted by the Company’s stockholders prior to March 9, 2008.

Item 6.	Plan of Operations

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

In September of 2007, we issued convertible notes in an aggregate principal amount of $3.7 million to Metage Funds Limited and NCIM Limited which are due in full on September 10, 2008 unless converted into shares of our common stock prior to maturity.  These notes are secured by a lien on substantially all of our assets, including our oil and gas lease interests and our equity interests in our subsidiaries.  The stated interest in the notes is 15.0% per annum with interest for the first six months due on March 10, 2008 and monthly thereafter until maturity.

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

As described in Note 13 to the consolidated financial statements, the accompanying consolidated financial statements for the year ended August 31, 2007 have been restated to properly present basic and diluted net loss per share.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

November 28, 2007 (April 17, 2008 as to the effects of the restatement described in Note 13)

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of August 31, 2007 and 2006

ASSETS	2007 (Restated)	2006

Current assets
Cash	$1,925	$312,581
Accounts receivable – joint interest partners	198,106	-
Accounts receivable – related party	11,488	-
Total current assets	211,519	312,581

Deferred financing costs, net of amortization	56,123	-
Office equipment, net of depreciation of $6,507 and $1,350, respectively	13,185	6,022
Oil and gas properties, full cost method:
Properties subject to amortization	1,090,988	773,016
Properties not subject to amortization	10,642,207	136,987

Total assets	$12,014,022	$1,228,606

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,065,092	$630,306
Accounts payable – related parties	677,402	328,047
Stock payable	100,000	-
Advances from stockholder	120,000	-
Due to parent	-	460,231
Accrued interest	15,041	4,765
Accrued interest – related party	116,712	-
Notes payable		312,500
Convertible note payable, net of unamortized debt discount of $11,290 and $-0-, respectively	238,710	-
Total current liabilities	2,332,957	1,735,849

Convertible note – related party	2,000,000	-
Convertible notes payable, net of unamortized debt discount of $17,536 and $-0-, respectively	482,464	76,883
Asset retirement obligation	50,949	-
Total liabilities	4,866,370	1,812,732

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, $0.001 par value, 1.2 billion shares authorized, 53,489,662 and 25,000,000 shares issued and outstanding, respectively	53,490	25,000
Additional paid-in capital	10,911,412	(24,000)
Deficit accumulated during the development stage	(3,817,250)	(585,126)
Total stockholders’ equity (deficit)	7,147,652	(584,126)

Total liabilities and stockholders’ equity (deficit)	$12,014,022	$1,228,606

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2007 and 2006
and the Period from Inception (January 20, 2005) through August 31, 2007

	Year Ended August 31, 2007 (Restated)	Year Ended August 31, 2006	Inception through August 31, 2007

Revenue	$-	$-	$-

Operating expenses
General and administrative	2,680,342	60,958	2,741,449
Depreciation	5,157	1,350	6,507
Total operating expenses	2,685,499	62,308	2,747,956
Operating loss	(2,685,499)	(62,308)	(2,747,956)

Other (income) expense
Financing costs	(118,017)	278,517	389,095
Interest expense	663,306	4,765	668,071
Currency exchange loss	1,336	10,792	12,128
Total other expense	546,625	294,074	1,069,294

Net loss	$(3,232,124)	$(356,382)	$(3,817,250)

Net loss per share:
Basic and diluted	$(0.08)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	42,052,238	25,000,000

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Inception (January 20, 2005) through August 31, 2007

	Common Shares	Par Amount	Additional Paid-In-Capital	Accumulated Deficit	Total

Issuance of common shares at inception	25,000,000	$25,000	$(24,000)	$-	$1,000
Net loss, inception through August 31, 2005	-	-	-	(228,744)	(228,744)
Balance, August 31, 2005	25,000,000	$25,000	(24,000)	$(228,744)	$(227,744)
Net loss	-	-	-	(356,382)	(356,382)
Balance, August 31, 2006	25,000,000	$25,000	$(24,000)	$(585,126)	$(584,126)
Issuance of common shares to related party for oil and gas properties
-October 16, 2006 ($0.09 per share)	5,000,000	5,000	455,496	-	460,496
Balance, January 3, 2007 (prior to reverse merger)	30,000,000	$30,000	$431,496	$(585,126)	$(123,630)
Common shares recapitalized for reverse merger
-January 3, 2007 ($0.001 per share)	27,645,000	27,645	(27,645)	-	-
Cancellation of shares on reverse merger
-January 3, 2007 ($0.001 per share)	(15,645,000)	(15,645)	15,645	-	-
Balance, January 3, 2007 (after reverse merger)	42,000,000	$42,000	$419,496	$(585,126)	$(123,630)
Issuance of common shares for debenture
-January 3, 2007 ($0.73 per share)	108,109	108	78,369	-	78,477
Beneficial conversion feature of debentures	-	-	75,390	-	75,390
Issuance of common shares to related party for oil and gas properties
-January 30, 2007 ($1.00 per share)	4,039,053	4,039	4,035,014	-	4,039,053
Issuance of units for cash in private placement
-January 22, 2007 ($1.00 per unit)	3,205,000	3,205	3,201,795	-	3,205,000
-May 10, 2007 ($1.00 per unit)	525,000	525	524,475	-	525,000
-August 16, 2007 ($0.40 per unit)	1,712,500	1,713	683,287	-	685,000
-August 31, 2007 ($0.40 per unit)	1,000,000	1,000	399,000	-	400,000
Issuance of warrants for services in private placement	-	-	13,138	-	13,138
Issuance of common shares for services
-May 10, 2007 ($0.72 per share)	500,000	500	359,500	-	360,000
-August 1, 2007 ($0.31 per share)	100,000	100	30,400	-	30,500
Issuance of common shares under terms of and extension of notes payable
-May 10, 2007 ($1.00 per share)	200,000	200	199,800	-	200,000
-August 31, 2007 ($1.00 per share)	100,000	100	99,900	-	100,000
Amortization of stock options	-	-	738,599	-	738,599
Fair value of warrants issued in conjunction with loans	-	-	53,249	-	53,249
Net loss				(3,232,124)	(3,232,124)
Balance, August 31, 2007	53,489,662	$53,490	$10,911,412	$(3,817,250)	$7,147,652

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2007 and 2006
and the Period from Inception (January 20, 2005) through August 31, 2007

	Year Ended August 31, 2007	Year Ended August 31, 2006	Inception through August 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,232,124)	$(356,382)	$(3,817,250)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation	5,157	1,350	6,507
Foreign currency exchange loss	1,336	10,792	12,128
Amortization of debt discount	99,813	-	99,813
Amortization of deferred financing costs	7,015	-	7,015
Bonus shares on notes payable	400,000	-	400,000
Issuance of shares for services	390,500	-	390,500
Amortization of stock option expense	738,599	-	738,599
Net change in:
Accounts receivable – joint interest partners	(198,106)	-	(198,106)
Accounts receivable – related parties	(11,488)	-	(11,488)
Accounts payable	434,786	426,570	1,059,136
Accounts payable - related parties	349,355	177,396	677,402
Accrued interest	10,276	4,765	15,041
Accrued interest – related parties	116,712	-	116,712
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(888,169)	264,491	(503,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,320)	(7,372)	(19,692)
Investment in oil and gas properties	(4,732,925)	(329,085)	(5,181,697)

CASH FLOWS USED IN INVESTING ACTIVITIES	(4,745,245)	(336,457)	(5,201,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholder	120,000	-	120,000
Proceeds from private placement unit sales	4,815,000	-	4,815,000
Proceeds from convertible notes payable	700,000	72,047	772,047
Proceeds from notes payable	540,776	312,500	853,276
Repayment of notes payable	(853,018)	-	(853,018)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,322,758	384,547	5,707,305

NET INCREASE(DECREASE) IN CASH	(310,656)	312,581	1,925
Cash, beginning of period	312,581	-	-
Cash, end of period	$1,925	$312,581	$1,925

Cash paid for:
Interest	$22,929	$-	$22,929
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of founders shares	$-	$-	$1,000
Assignment and rescission of oil and gas properties from parent	(460,231)	460,231	-
Convertible note to related party for acquisition of oil and gas interests	2,000,000	-	2,000,000
Common shares issued to acquire oil and gas properties	4,499,549	-	4,499,549
Issuance of common shares for convertible debentures	78,477	-	78,477
Asset retirement obligation incurred	50,949	-	50,949
Fair value of warrants issued with debt	66,387	-	66,387
Discount on debt for beneficial conversion feature of debentures	$75,390	$-	$75,390

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

For Securities and Exchange Commission (“SEC”) reporting purposes, the merger between Gulf Western and Wharton was treated as a reverse merger with Wharton being the “accounting acquirer” and, accordingly, it assumed Gulf Western’s reporting obligations with the SEC.  In accordance with SEC requirements, the historical financial statements and related disclosures presented herein for the period prior to the date of merger (i.e., January 3, 2007) are those of Wharton since its inception on January 20, 2005.   In conjunction with the merger, each outstanding share of Wharton was converted into 25,000 common shares in Gulf Western with a total of 30,000,000 common shares issued to the former Wharton stockholders. Of the 27,645,000 shares of Gulf Western outstanding at the time of the merger,  15,645,000 shares of Gulf Western’s outstanding common stock were cancelled concurrent with the closing of the merger.   Immediately following the merger, a total of 42,000,000 shares of common stock were issued and outstanding.  Wharton assumed the net liabilities of Gulf Western totaling $66,631 which were recorded as an expense on the date of merger.

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

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” Gulf Western records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset.  The settlement date fair value is discounted at Gulf Western’s credit adjusted risk-free rate in determining the abandonment liability.  The abandonment liability is accreted with the passage of time to its expected settlement fair value. At August 31, 2007, Gulf Western has recorded an estimated asset retirement obligation of $50,949.  No liabilities were settled during the period and no accretion expense has been recognized.

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

Revenue and cost recognition

Gulf Western uses the sales method to account for sales of crude oil and natural gas. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. The volumes sold may differ from the volumes to which Gulf Western is entitled based on our interest in the properties.  These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves.  Gulf Western had no production, revenue or imbalances as of August 31, 2007 and August 31, 2006.  Costs associated with production are expensed in the period incurred.

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

Orbit is controlled by entities owned and managed by significant shareholders of Gulf Western, who are also directors and senior officers of Gulf Western.  Wm. Milton Cox and Bassam Nastat collectively own 100% of Orbit through Mr. Cox’s ownership of CodeAmerica Investments LLC (“CodeAmerica”), and Mr. Nastat’s management of Paragon Capital, LLC (“Paragon”).  Mr. Cox’s, Gulf Western’s Chairman and CEO, and Mr. Nastat’s, Gulf Western’s President and Director, direct and indirect holdings in Gulf Western as of January 31, 2008 total 26,539,053 shares of the issued and outstanding common stock, or 46.9% of the total outstanding common stock on that date.  Messrs. Cox and Nastat through their director and senior officer positions in Gulf Western, and their holdings in Gulf Western collectively exercise substantive control over Gulf Western and 100% control over Orbit.

Immediately prior to the acquisition of Mound Branch from Orbit on January 30, 2007, Messrs. Cox and Nastat held a combined 22,500,000 shares of common stock, or 49.7% of the then issued and outstanding common shares of Gulf Western.  The 4,039,053 common shares (i.e., the Orbit Escrow Shares) issued to Orbit increased Messrs. Cox’s and Nastat’s  combined direct and indirect holdings in Gulf Western to 53.8% of the then issued and outstanding shares of common stock.  Should the independent fair market appraisal of the assets acquired be less than the purchase price, the shares of common stock released to Orbit will be ratably reduced for the lower valuation, and Messrs. Cox’s and Nastat’s combined direct and indirect holdings of Gulf Western shares of common stock will be reduced.

The Mound Branch Project acquisition was accounted for at fair value of $6.8 million in accordance with the Emerging Issues Task Force Issue No. 02-5 (“EITF 02-5”) issued by the Financial Accounting Standards Board on discussions dated March 20-21, 2002 and June 19-20, 2002.  The referenced EITF 02-5 is the authoritative accounting literature that provides the threshold measure of 50% in establishing common control for purposes of determining whether assets acquired from entities under effective common control are to be recorded at the fair value of the assets acquired or the seller’s historical cost in the assets acquired.    The seller’s historical cost in the Mound Branch assets acquired by Gulf Western totaled approximately $3.2 million.

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

In addition to the $760,747 paid by Gulf Western and applied as consideration against the purchase price from Orbit, Orbit has billed $636,684 to Gulf Western associated with the testing and evaluation of the Mound Branch Project since Gulf Western’s acquisition.  A balance of $248,171 is recorded as payable to related party as at August 31, 2007.  In the aggregate through August 31, 2007 Gulf Western has incurred costs totaling $1,397,631 on the testing and evaluation of the Mound Branch Project of which $1,149,460 has been paid to Orbit.   The testing and evaluation procedures for the Mound Branch Project were substantially completed in early October 2007.  Gulf Western is continuing with its Mound Branch Project reserve and infrastructure development program, and is actively pursuing financing that would provide for the initiation of the next phase of the project.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, Gulf Western purchased the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica for a cash purchase price of $330,000. The prospect has approximately 2,200 acres located in Clay County, Kentucky. This acquisition from CodeAmerica was accounted for at fair value as provided for in EITF 02-5 with the cash purchase price recorded as lease acquisition costs.  The seller’s historical cost basis of the lease interests acquired totaled approximately $170,000.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, Gulf Western purchased CodeAmerica's oil and gas lease interests located in Bell County, Kentucky. The Bell Prospect is comprised of approximately 3,400 acres. The cash purchase price was $314,475, which included $59,475 for land, legal and title services expended by CodeAmerica on the prospect.  This acquisition from CodeAmerica was accounted for at fair value as provided for in EITF 02-5 with the cash purchase price recorded as lease acquisition costs. The seller’s historical cost basis of the lease interests acquired totaled approximately $229,475.

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

Costs excluded from amortization at August 31, 2007 are as follows:

Fiscal Year Incurred	Acquisition Costs	Exploration Costs	Total
2006	$12,000	$-	$12,000
2007	5,798,720	4,831,487	10,630,207
Total	$5,810,720	$4,831,487	$10,642,207

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

Wharton Notes Payable

Wharton entered into three short term loan agreements dated August 21, 2006 that provided for total borrowings of $500,000 for general working capital purposes.  The loans had a 90-day maturity; bore interest at 10.0% per annum with principal and interest due upon maturity; and were secured by all existing and after acquired assets of Wharton.  The loan agreements provided for the issuance of 150,000 shares of common stock (“Bonus Shares”) to the lenders in the event that Wharton completed a public transaction.   The loans also provided that Wharton could extend the loans for 90-days under the same terms and conditions for an additional 150,000 Bonus Shares.  Wharton elected to extend the loan maturities.  At August 31, 2006, $312,500 had been funded to Wharton under the loan agreements with the remaining funds received during the month of September 2006.   During the year ending August 31, 2007 the loans were fully repaid to the lenders.  During the fiscal quarter ending February 28, 2007, the triggering event occurred and the notes were extended to effect the issuance of the Bonus Shares, and Gulf Western recorded a non-cash interest charge totaling $300,000 for the fair value of the Bonus Share commitment to the lenders.  As of August 31, 2007, 200,000 Bonus Shares have been issued to the lenders, and 100,000 Bonus Shares remain unissued and are recorded as stock payable.

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

Wharton Limited was the original sole stockholder of Wharton Corp. and as of August 30, 2006, Wharton Corp. assumed the obligations for the convertible debentures of Wharton Limited.     Pursuant to the merger agreement between Wharton Corp. and Gulf Western on January 3, 2007, the date the merger was consummated, Gulf Western assumed the obligation to issue common shares to the three debenture holders and issued a total of 108,109 shares of common stock to them for the then outstanding principal and interest amounts under the debentures.    The debentures also provided that warrants to purchase common shares would be issued to the debenture holders, and in conjunction with the merger Gulf Western issued to the three debenture holders warrants to purchase 85,000 shares of common stock of Gulf Western at an exercise price of $1.25 per share, with a twelve month expiry.

The fair value of the warrants attached to the convertible debentures totaling $75,390 was derived through use of the Black-Scholes option pricing model.   The parameters used in the model were : a risk-free interest rate of 4.98%; the current stock price at date of issuance of $1.00 per share; the exercise price of the warrants of $1.25; the expected term of one year; expected volatility of 183%; and dividend yield of 0%.  The estimated fair value of the warrants was recorded as a debt discount with a corresponding increase to additional paid-in capital of $75,390.   Upon the conversion of the debentures into common shares on January 3, 2007, the debt discount of $75,390 was charged to interest expense.

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

Issue Date	Volatility	Risk-Free Interest Rate	Common Share Price	Term (years)
January 22, 2007	120%	4.85%	$1.00	3
May 10, 2007	115%	4.66% - 4.79%	$0.68 - $0.88	3
August 16, 2007	108%	4.57% - 4.92%	$0.45 - $0.68	3
August 31, 2007	108%	4.66% - 4.79%	$0.22 - $0.80	3

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

Of the 27,645,000 shares of Gulf Western outstanding at the time of the merger, a total of 15,645,000 outstanding shares of Gulf Western common stock were purchased and cancelled.

Immediately following the closing of the merger transaction, Gulf Western had 42,000,000 shares of common stock issued and outstanding with former Wharton Corp. shareholders holding 71.43% of the total issued and outstanding shares of common stock.

Unsecured Debenture Conversion

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

In conjunction with the SPA, Gulf Western entered into a registration rights agreement (the “Registration Rights Agreement”) with the lenders pursuant to which Gulf Western was required to: (i) file a registration statement with the Securities and Exchange Commission with respect to the common stock issued under the SPA and the common stock issuable upon exercise of the Warrants and conversion of the Convertible Notes within 60 days after September 12, 2007; and to: (ii) cause such registration statement to be declared effective under the Securities Act of 1933, as amended, and the rules promulgated there under, not later than 150 days after September 12, 2007.  If such registration statement is not filed by the 60th day after September 12, 2007, (November 12, 2007), or the registration statement is not declared effective on or prior to the 150th day after September 12, 2007, liquidated damages in the form of registration rights penalties, calculated based on a prescribed formula in the SPA, in the maximum amount of $150,000 will be due to the lenders.  Gulf Western evaluated the terms and the filing and effectiveness time requirements provided for in the Registration Rights Agreement and determined that the incurrence of the registration rights penalties was probable and that the financial obligation could be estimated at the time the SPA, Registration Rights Agreement and other transaction documents were executed. Gulf Western estimates that the maximum registration rights penalties of $150,000 is probable, and the registration rights penalties were accounted for in accordance with FASB Staff Position No. EITF 00-19-2 whereby the contingent liability of $150,000 was accrued as a current liability in the consolidated balance sheet in September 2007 and included in the allocation of the proceeds from the financing transaction. This resulted in an increase to the debt discount on the issuance of the Convertible Notes by $150,000 which will be amortized using the effective interest method over the twelve month term of the Convertible Notes.

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

Mound Branch Project, Elk County, Kansas

In connection with the Mound Branch acquisition from Orbit, on January 30, 2008, Gulf Western agreed to extend Orbit’s delivery of the independent valuation report for three months until April 30, 2008. In connection with the extension, Orbit agreed to defer the quarterly interest payment due on the convertible note until April 30, 2008.

NOTE 13 – RESTATEMENT

Gulf Western concluded that it was necessary to revise its accounting treatment for its acquisition oil and gas interests made from related parties, to record the acquisitions of the Mound Branch Project; the Baxter Bledsoe Prospect; and the Bell Prospect at fair market value of the interests acquired in lieu of recording the acquisitions at the related party seller’s historical cost in the assets acquired. Gulf Western previously accounted for the difference between fair value and historical cost as a deemed dividend.

The oil and gas interests were acquired from related parties that exercise substantive control over Gulf Western, through their direct and indirect common share holdings and their director and senior officer positions with Gulf Western.  EITF 02-5 provides that a 50% threshold of the voting ownership interest in related party entities is required in order for entities of related parties to be deemed to be under common control.   In the absence of meeting the 50% threshold of control, EITF 02-5 provides that the interests acquired be recorded by the acquirer at fair market value.

Accordingly, Gulf Western increased its oil and gas investments by $3,817,432 at August 31, 2007 and revised its previously recorded deemed dividend.

As a result of the restatement, “Net loss per share – basic and diluted” decreased from ($0.18) per share to ($0.08) per share, a decrease in the net loss of $0.10 per share.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following supplemental unaudited information regarding Gulf Western’s oil and gas activities is presented pursuant to the disclosure requirements of SFAS No. 69.  The standardized measure of discounted future net cash flows is computed by applying fiscal year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on fiscal year-end cost estimates assuming continuation of existing economic conditions) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on fiscal year-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions.  The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

Capitalized Costs Relating to Oil and Gas Producing Activities as of August 31, 2007 and 2006:

	2007	2006
Proved properties
Mineral interests	$966,001	$773,016
Wells, equipment and facilities	-	-
Total proved properties	966,001	773,016

Unproved properties
Mineral interests	$5,935,707	$136,987
Uncompleted wells, equipment and facilities	4,831,487	-
Total unproved properties	10,767,194	136,987

Less: accumulated depreciation, depletion and amortization
Net capitalized costs	$11,733,195	$910,003

Costs Incurred in Oil and Gas Producing Activities for the Years Ended August 31, 2007 and 2006:

	2007	2006
Acquisition of proved properties	$192,985	$773,016
Acquisition of unproved properties	5,798,720	136,987
Development costs	-	-
Exploration costs	4,831,487	-
Total costs incurred	$10,823,192	$910,003

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended August 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors and Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information concerning our directors, executive officers and key employees as of November 28, 2007:

Name	Age	Position

Wm. Milton Cox	60	Chairman of the Board and Chief Executive Officer
Bassam “Sam” Nastat	39	President and Director
Donald L. Sytsma	50	Chief Financial Officer, Corporate Secretary, Treasurer and Director
T. Arden McCracken	63	Director
J. Timothy Altum	52	Director

Wm. Milton Cox.  Mr. Cox has served as our Chairman and CEO since December of 2006 and as a director since January of 2007.  Since 1982, Mr. Cox has been the President and CEO of CodeAmerica Investments, LLC (“CodeAmerica”), which has various interests in mining and oil & natural gas production.  Since January of 2007, Mr. Cox has devoted substantially all of his professional time to the Company.  Mr. Cox has 25 years of experience in resource investment management as well as international business experience in oil, natural gas and mining.  From October of 2003 to February of 2006, Mr. Cox served as Chairman of Altus Explorations, Inc., an oil and natural gas company quoted on the OTCBB (“Altus”), and was its President and Chief Executive Officer from October of 2003 through June of 2005.  Mr. Cox has a Bachelor of Business Administration in Marketing from Memphis State University and Masters in Business Administration in Finance from the University of Mississippi.

Bassam “Sam” Nastat.  Mr. Nastat has served as our President since December of 2006 and as a director since January of 2007.  Since May 1994, Mr. Nastat has been the Vice President of Project Development and Finance for CodeAmerica, developing financing strategies to take advantage of exploration opportunities in Texas, Wyoming and Alaska.  Since January of 2007, Mr. Nastat has devoted substantially all of his professional time to the Company.  From November of 2003 to February of 2006 Mr. Nastat was a director of Altus and served as President of Altus from June of 2005 to February of 2006.   Mr. Nastat attended McMaster University, Hamilton, Ontario and the University of Tulsa, earning a certificate in Basic Petroleum Geology.

Donald L. Sytsma.  Mr. Sytsma has served as our Chief Financial Officer, Corporate Secretary and Treasurer since December of 2006 and as a director since January of 2007.  Since April of 2003, Mr. Sytsma has been an officer and a director of DLS Energy Associates, LLC, an independent consulting company and has worked in various capacities with them since 1995. Since January of 2007, Mr. Sytsma has devoted all of his professional time to the Company.  From November of 2003 to June of 2005 Mr. Sytsma was Chief Financial Officer of Altus.  From November 2003 through February 2006 Mr. Sytsma was a director of Altus.  Mr. Sytsma is a former Executive Committee member of the North American Energy Standards Board, and has chaired multiple industry subcommittees developing standards for the U.S. energy markets. Mr. Sytsma holds a Bachelor of Science in Accounting from Indiana University.

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

J. Timothy Altum.  Mr. Altum has served as a director since March 22, 2007.  From 1998 to the present, he has worked as a geological adviser to PennzEnergy, Devon Energy Corp / BP with respect to their Eugene Island 330 Field, which is PennzEnergy’s largest single asset. His responsibilities include integration of geology, petrophysics, geophysics and engineering data into 3-D reservoir models.  Mr. Altum has a Bachelor of Science in Geology/Physics from Hardin Simmons University and Master of Science in Geology from Baylor University.

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

Each of Sokhie Puar, a former director and officer, and Bijay Singh a former director, failed to timely file their initial insider Form 3 reports which were due upon their becoming insiders in connection with our merger with Wharton.

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

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Wm. Milton Cox,	2007	$-	$-	$238,721	$140,000	(2)	$378,821
Chairman and Chief
Executive Officer	2006	$-	$-	$-	$-		$-

Bassam “Sam” Nastat,	2007	$-	$-	$477,441	$140,000	(3)	$617,441
President	2006	$-	$-	$-	$-		$-

Donald L. Sytsma,	2007	$-	$-	$238,721	$120,000	(4)	$358,721
Chief Financial Officer,
Corporate Secretary	2006	$-	$-	$-	$-		$-
and Treasurer

(1) Estimated fair value of options on the date of grant computed with the Black-Scholes option-pricing model. Amount identified is the non-cash fair value amortization of options granted that became vested by the recipient during the period then ending.  No options have been exercised by the recipients.  See “Outstanding Equity Awards at Fiscal Year End” for the material terms of each grant.

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

Director Compensation

Our directors are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.  The following table sets forth information with respect to compensation paid to directors during the fiscal year ended August 31, 2007, which also represents all compensation paid to such directors since they began their service as our directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
T. Arden McCracken	$-	$-	$143,296	(1)	$-	$-	$-	$143,296
J. Timothy Altum	$-	$-	$143,296	(2)	$-	$-	$-	$143,296
____________________

(1)
Mr. McCracken received options to purchase 250,000 shares of common stock on May 10, 2007 with an exercise price of $0.79 per share.  The options vest quarterly over the twelve months following the date of issuance and expire on May 10, 2017.  He also received options to purchase 100,000 shares of common stock on June 14, 2007 with an exercise price of $0.50 per share, which vest over 20 months and expires on June 14, 2017. The estimated fair value of the options granted was computed with the Black-Sholes option-pricing model.  The amount identified in the table is the non-cash fair value amortization of options granted that became vested by the recipient during the fiscal year ended August 31, 2007.

(2)
Mr. Altum received options to purchase 250,000 shares of common stock on May 10, 2007 with an exercise price of $0.79 per share. The options vest quarterly over the twelve months following the date of issuance and expire on May 10, 2017.  He also received options to purchase 100,000 shares of common stock on June 14, 2007 with an exercise price of $0.50 per share, which vest over 20 months and expires on June 14, 2017. The estimated fair value of the options granted was computed with the Black-Sholes option-pricing model.  The amount identified in the table is the non-cash fair value amortization of options granted that became vested by the recipient during the fiscal year ended August 31, 2007.

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

Name and Address of Beneficial Owner	Numbers of Shares of Common Stock Beneficially Owned		% of Common Stock Outstanding(1)
Wm. Milton Cox	17,269,527	(2)	30.5%
Metage Funds Limited	13,166,667	(3)	23.3%
Bassam “Sam” Nastat	10,019,526	(4)	17.7%
Donald L. Sytsma	7,751,000	(5)	13.7%
T. Arden McCracken	140,000	(6)	*
J. Timothy Altum	140,000	(7)	*
Executive Officers and Directors as a group (5 persons)	35,320,053		60.6%
__________________________

* Less than one percent

(1)	Based on 56,603,107 shares outstanding as of November 28, 2007.

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

We have had the following transactions with our executive officers and directors, or with their affiliates in which they have direct or indirect material interests.  None of the transactions described below were on terms less favorable than what could have been obtained from unaffiliated third parties.  Any future transactions with our affiliates will be on terms no less favorable than what could have been obtained from unaffiliated third parties and will be approved by a majority of our board of directors, including a majority of the disinterested directors.

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

The 4,039,053 shares of common stock issued to Orbit as part of the purchase price were placed in escrow to be released upon Orbit’s delivery to the escrow agent of an independent report assessing the fair value of the purchased assets at no less than the purchase price of $6.8 million.  Should the valuation be less than the $6.8 million purchase price, then the number of shares to be released from escrow will be ratably reduced for the lower valuation.  The shares remaining in escrow at the end of the twelve month period ending January 30, 2008 are to be cancelled and returned to treasury.   To date, no shares have been released from escrow.

Orbit is 100% owned by CodeAmerica and Paragon, which as noted elsewhere in this Form 10-KSB, are controlled by Wm. Milton Cox and Bassam Nastat, who are senior officers and directors of Gulf Western.  Immediately prior to the acquisition of Mound Branch from Orbit on January 30, 2007, Messrs. Cox and Nastat held a combined 22,500,000 shares of common stock, or 49.7% of the then issued and outstanding common shares of Gulf Western.  The common shares issued to Orbit in the transaction increased Messrs. Cox’s and Nastat’s combined direct and indirect holdings in Gulf Western to 53.8% of our then issued and outstanding shares of common stock.

At the time of the acquisition, Messrs. Cox and Nastat through their 49.7% direct and indirect common share holdings and their director and senior officer positions with Gulf Western collectively exercised substantive over Gulf Western and 100% control over Orbit.   The Mound Branch Project acquisition was accounted for at fair value of $6.8 million in accordance with the EITF 02-5.   The seller’s historical cost in the Mound Branch assets we acquired totaled approximately $3.2 million.

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

In addition to the $760,747 paid by us and applied as consideration against the purchase price from Orbit, Orbit has billed us $636,684 associated with the testing and evaluation of the Mound Branch Project since the acquisition.  A balance of $248,171 is recorded as payable to a related party as of August 31, 2007.  In the aggregate, through August 31, 2007, we have incurred costs totaling $1,397,631 on the testing and evaluation of the Mound Branch Project, of which $1,149,460 has been paid to Orbit.   The testing and evaluation procedures for the Mound Branch Project were substantially completed in early October 2007.

Baxter Bledsoe Prospect, Clay County, Kentucky

On February 1, 2006, we purchased the Baxter Bledsoe Prospect oil and gas lease acreage from CodeAmerica for a cash purchase price of $330,000. The prospect has approximately 2,200 acres located in Clay County, Kentucky. This acquisition from CodeAmerica was accounted for at fair value with the cash purchase price recorded as lease acquisition costs as provided for in EITF 02-5.  The seller’s historical cost basis of the lease interests acquired totaled approximately $170,000.

Bell Prospect, Bell County, Kentucky

On October 1, 2006, we purchased CodeAmerica’s oil and gas lease interests located in Bell County, Kentucky. The cash purchase price was $314,475, which included $59,475 for land, legal and title services expended by CodeAmerica on the prospect. This acquisition from CodeAmerica was accounted for at fair value with the cash purchase price recorded as lease acquisition costs as provided for in EITF 02-5.  The seller’s historical cost basis of the lease interests acquired totaled approximately $229,475.

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

Director Independence

Our Board has five members.  The Board does not have an executive committee or any committees performing a similar function.  We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the Board be independent.  The Board has determined that T. Arden McCracken and J. Timothy Altum are independent within the definition of independence set forth in the listing standards of the New York Stock Exchange, which is the definition that the Board has chosen to use for the purposes of determining independence, as the Over-the-Counter Bulletin Board does not provide such a definition.

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

3.2
Certificate of Change to Article of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement (Registration No. 333-147842) on Form SB-2/A filed on January31, 2008).

3.3
Certificate of Amendment to Article of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement (Registration No. 333-141234) on Form S-8 filed on March 12, 2007).

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 9, 2006).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on November 9, 2006).

4.2+	2007 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement (Registration No. 333-141234) on Form S-8 filed on March 12, 2007).

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

16.2	Letter from Malone & Bailey, PC regarding change in certifying accountants (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on October 5, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on November 29, 2007).

23.1*	Consent of GBH CPAs, PC, Independent Registered Public Accounting Firm.

23.2*	Consent of MHA Petroleum Consultants, Inc.

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Wm. Milton Cox (principal executive officer).

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald L. Sytsma (principal financial and accounting officer).

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 0f Wm. Milton Cox (principal executive officer).

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 0f Donald L. Sytsma (principal financial and accounting officer).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement

Item 14.	Principal Accountant Fees and Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WESTERN PETROLEUM CORPORATION

Date: April 21, 2008	By:	/s/ W. Milton Cox
W. Milton Cox, Chairman
and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ W. Milton Cox	Chairman and Chief Executive Officer and	April 21, 2008
W. Milton Cox	Director (Principal Executive Officer)

/s/ Donald L. Sytsma	Chief Financial Officer, Corporate	April 21, 2008
Donald L. Sytsma	Secretary and Treasurer and Director (Principal Financial and Principal Accounting Officer)

/s/ Bassam Nastat	President and Director	April 21, 2008
Bassam Nastat

  61 b