Form 10QSB
period 2008-02-29
GULF WESTERN PETROLEUM CORP
filed 2008-04-21
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     February 29, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

1

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of the issuer’s common equity as of April 14, 2009 was 57,853,107 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – Financial Information

Item 1.	Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2008	2007
ASSETS
Current assets
Cash	$-	$1,925
Accounts receivable - gas sales	194,222	-
Accounts receivable – joint interest	198,073	198,106
Accounts receivable – related party	-	11,488
Deferred financing costs, net of amortization of $164,910, and $0, respectively	187,090	-
Other current assets	21,200	-
Total current assets	600,585	211,519

Deferred financing costs, net of amortization of $63,138 and $7,015, respectively	-	56,123
Office equipment, net of depreciation of $10,415 and $6,507, respectively	20,336	13,185
Oil and gas properties, full cost method:
Properties subject to amortization, net of amortization of $104,536. and $0, respectively	4,518,644	1,090,988
Properties not subject to amortization	8,119,312	10,642,207

Total assets	$13,258,877	$12,014,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank overdraft	$9,553	$-
Accounts payable	404,367	1,065,092
Accounts payable – related parties	605,761	677,402
Advances from stockholder	157,496	120,000
Accrued interest	250,381	15,041
Accrued interest – convertible note related party	66,301	116,712
Convertible notes payable, net of unamortized debt discount of $817,903 and $11,290, respectively	2,882,097	238,710
Stock payable	150,000	100,000
Total current liabilities	4,525,956	2,332,957

Convertible note – related party	2,000,000	2,000,000
Convertible notes payable, net of unamortized debt discount of $-0- and $17,536, respectively	25,000	482,464
Asset retirement obligation	52,002	50,949
Total liabilities	6,602,958	4,866,370

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 1.2 billion shares authorized, 56,603,107 and 53,489,662 shares issued and outstanding, respectively	56,603	53,490
Additional paid-in capital	13,685,926	10,911,412
Accumulated deficit	(7,086,610)	(3,817,250)
Total stockholders’ equity	6,655,919	7,147,652

Total liabilities and stockholders’ equity	$13,258,877	$12,014,022

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Oil and gas revenue	$288,980	$-	$288,980	$-

Production expenses	44,819	-	44,819	-
Severance taxes	21,039	-	21,039	-
Depletion expense	104,536	-	104,536	-

Net Operating Income	118,586	-	118,586	-

Operating expenses
General & administrative	983,983	670,848	2,206,335	790,693
Depreciation	2,761	1,494	3,908	2,169
Total operating expenses	986,744	672,342	2,210,243	792,862

Operating loss	(868,158)	(672,342)	(2,091,657)	(792,862)

Other expenses and (income)
Interest income	(2)	-	(738)	-
Gain on extinguishment debt	(150,000)	-	(150,000)	-
Interest expense	662,417	494,344	1,328,441	516,005
Foreign currency exchange gain	-	(4,314)	-	(14,308)
Total other expense	512,415	490,030	1,177,703	501,697

Net loss	$(1,380,573)	$(1,162,372)	$(3,269,360)	$(1,294,559)

Net loss per share:
Basic and diluted	0.02	(0.03)	(0.06)	(0.04)

Weighted average shares outstanding:
Basis and diluted	56,603,107	40,046,185	56,362,531	33,724,622

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	February 29, 2008	February 28, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,269,360)	$(1,294,559)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,908	2,169
Depletion	104,536	-
Gain on extinguishment of debt	(150,000)	-
Foreign currency exchange (gain) loss	-	(14,308)
Amortization of debt discount	760,633	75,390
Amortization of deferred financing costs	221,033	-
Bonus shares on notes payable	-	400,000
Issuance of shares for services and notes payable	20,887	-
Amortization of stock option expense	761,030	-
Accretion expense	1,053	-
Net change in:
Bank overdraft	9,553	-
Accounts receivable – joint interest	(194,189)	-
Accounts receivable – related parties	11,488	-
Other assets	(21,200)	-
Accounts payable	(660,724)	(84,150)
Accounts payable - related parties	(71,642)	42,153
Accrued interest	235,340	15,071
Accrued interest – related parties	(50,411)	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,288,065)	(858,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,059)	(12,320)
Investment in oil and gas properties	(1,009,297)	(2,707,050)
CASH FLOWS USED IN INVESTING ACTIVITIES	(1,020,356)	(2,719,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription advances, net	50,000	425,000
Advances (to)/from stockholder	37,496	(841)
Proceeds from private placements	500,000	3,205,000
Proceeds from notes payable	-	353,030
Proceeds from convertible notes payable	2,969,000	-
Repayment of notes payable	-	(585,530)
Repayment of convertible notes payable	(250,000)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,306,496	3,396,659

NET INCREASE (DECREASE) IN CASH	(1,925)	(180,945)
Cash, beginning of period	1,925	312,581
Cash, end of period	$-	$131,636

Cash paid for:

Interest	$6,328	$1,302
Interest – related parties	$150,137	$100,934
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

Assignment and rescission of oil and gas properties from parent	-	(460,496)
Common shares issued to acquire oil and gas properties	-	893,906
Convertible note to related party for acquisition of oil and gas interests	-	2,000,000
Discount on senior secured convertible notes for beneficial conversion feature of notes, and relative fair value of stock and warrants issued in connection with notes	1,399,710	-
Issuance of common shares to placement agent in connection with senior secured convertible notes	96,000	-
Issuance of common shares for convertible debentures	-	78,477
Asset retirement obligation incurred	-	39,700

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from August 31, 2007
Through February 29, 2008
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, August 31, 2007	53,489,662	$53,490	$10,911,412	$(3,817,250)	$7,147,652

Intrinsic value of beneficial conversion feature of, and relative fair value of common shares and warrants issued in conjunction with convertible secured notes issued on September 10, 2007	1,500,000	1,500	1,398,210	-	1,399,710
Issuance of common shares for services
- September 10, 2007($0.32 per share)	300,000	300	95,700	-	96,000
- September 12, 2007($0.32 per share)	51,725	52	16,500	-	16,552
Issuance of common shares under terms of note payable, September 14, 2007 ($0.37 per share)	11,720	11	4,324	-	4,335
Issuance of units for cash in private placement, September 20, 2007 ($0.40 per unit)	1,250,000	1,250	498,750	-	500,000
Amortization of stock options	-	-	380,512	-	380,512
Net loss	-	-	-	(1,888,787)	(1,888,787)
Balance, November 30, 2007	56,603,107	$56,603	$13,305,408	$(5,706,037)	$7,655,974

Amortization of stock options	-	-	380,518	-	380,518
Net loss	-	-	-	(1,380,573)	(1,380,573)

Balance, February 29, 2008	56,603,107	$56,603	$13,685,926	$(7,086,610)	$6,655,919

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

For Securities and Exchange Commission ("SEC") reporting purposes, the merger between Gulf Western and Wharton was treated as a reverse merger with Wharton being the “accounting acquirer” and, accordingly, it assumed Gulf Western’s reporting obligations with the SEC.   In accordance with SEC requirements, the historical consolidated financial statements and related disclosures presented herein for the period prior to the date of merger (i.e., January 3, 2007) are those of Wharton since its inception on January 20, 2005.   In conjunction with the merger, each outstanding share of Wharton was converted into 25,000 common shares in Gulf Western with a total of 30,000,000 common shares issued to the former Wharton stockholders.  Of the 27,645,000 shares of Gulf Western outstanding at the time of the merger, 15,645,000 shares of Gulf Western’s outstanding common stock were cancelled concurrent with the closing of the merger.   Immediately following the merger, a total of 42,000,000 shares of common stock were issued and outstanding.  Wharton assumed the net liabilities of Gulf Western totaling $66,631 which were recorded as an expense on the date of merger.

The accompanying unaudited interim consolidated financial statements of Gulf Western have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Gulf Western’s Annual Report on Form 10-KSB/A filed with the SEC on April 21, 2008.   In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ending August 31, 2007 as reported in its Form 10-KSB/A have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Gulf Western’s consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the periods from inception through February 29, 2008 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

Gulf Western exited from the development stage during the three months ended February 29, 2008 as the Company began producing a recurring source of oil and gas revenues in December 2007.  Therefore, Gulf Western no longer prepares its consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Accounts receivable

Gulf Western routinely assesses the recoverability of all material trade, joint interest and other receivables. Gulf Western accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Actual write-offs may exceed the recorded allowance. No allowance for doubtful accounts was considered necessary at February 29, 2008 or at August 31, 2007.

Oil and gas properties

Gulf Western follows the full cost method of accounting for its oil and natural gas properties, whereby all costs incurred in connection with the acquisition, exploration for and development of oil and natural gas reserves are capitalized.  Such costs include lease acquisition, geological and geophysical activities, rentals on non-producing leases, drilling, completing and equipping of oil and gas wells, and asset retirement costs. Disposition of oil and gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such adjustment would significantly alter the relationship between capital costs and proved reserves of oil and gas, in which case the gain or loss is recognized to income.

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

Ceiling test

In applying the full cost method, Gulf Western performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the estimated present value, of its proved reserves discounted at a 10-percent interest rate of future net revenues based on current economic and operating conditions, plus the cost of properties not being amortized plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of February 29, 2008 no impairment of oil and gas properties was determined to be required.

Oil and gas properties, amortization of capital investment

Gulf Western holds oil and gas interests in Texas, Kansas and Kentucky pursuant to lease agreements.  Gulf Western has interests in eleven wells that had production during the quarter ending February 29, 2008.  These wells are located in Dewitt County (Shamrock Project) and Lavaca County (Brushy Creek Project), Texas.   Gulf Western amortizes capital costs incurred in its acquisition, geological and geophysical, drilling and development activities on a unit-of-production basis.  The unit rate is derived from actual capital expenditures incurred plus future estimated development costs for proved reserves, divided by total estimated proved recoverable reserves.   The amortization rate is applied to actual quantities of production sold from Gulf Western’s interests in the wells.   Reserve quantities used in the derivation of the amortization rate are based on initial proved recoverable reserves estimates provided to Gulf Western by the well operators.   As specific production and decline rates are established, ultimate recoverable proved reserves for each well will be developed by Gulf Western’s petroleum reservoir engineers, and the amortization rate will be refined as appropriate and adjusted as required.

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

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” Gulf Western records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset.  The settlement date fair value is discounted at Gulf Western’s credit adjusted risk-free rate in determining the abandonment liability.  The abandonment liability is accreted with the passage of time to its expected settlement fair value.  At February 29, 2008, Gulf Western has recorded an asset retirement obligation of $52,002, and interest expense associated with the accretion of the obligation totaled $529 and $1,053 for the three and six months ending, respectively.   No liabilities were settled during the period.

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

NOTE 3 – GOING CONCERN

Gulf Western is in its development stage and, accordingly, has limited operations and revenues.  Gulf Western has incurred operating losses since its inception and has a working capital deficit of $(3,925,371) at February 29, 2008.  These factors raise substantial doubt about Gulf Western’s ability to continue as a going concern.

Gulf Western’s ability to achieve and maintain profitability and sustainable positive cash flows is dependent on its ability to source sufficient financing to fund the acquisition, drilling and development of existing and future oil and gas interests.   To date, Gulf Western has raised a combination of secured and unsecured debt and equity financing to fund the development of its projects.  Management is seeking financing that it believes would allow Gulf Western to establish and sustain commercial production.   There are no assurances that Gulf Western will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Gulf Western or its stakeholders.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mound Branch Project, Elk County, Kansas

Gulf Western issued 4,039,053 common shares to Orbit Energy, LLC (“Orbit”) for the January 30, 2007 purchase of the Mound Branch Project.  The common shares were subject to surrender if Orbit's delivery of an independent report assessing the fair value of the purchased assets was less than the purchase price of $6.8 million.  In the event the valuation was less than the $6.8 million purchase price, then the number of shares to be surrendered by Orbit would be ratably determined based on the lower valuation, and would be cancelled and returned to Gulf Western’s treasury.   The purchase and sale agreement provided for Orbit to deliver the independent valuation report to Gulf Western not later than January 30, 2008.   On January 30, 2008, Gulf Western agreed to extend Orbit’s delivery of the independent valuation report for three months until April 30, 2008.  In connection with the extension, Orbit agreed to defer the quarterly interest payment due on January 30, 2008 for the $2.0 million convertible note until April 30, 2008.

Advances from Stockholders

From time to time during Gulf Western’s development, stockholders have expended amounts on behalf of Gulf Western and loaned the Company funds to meet operating and capital requirements.  Advances from shareholders totaling $120,000 at August 31, 2007 were repaid in November 2007.  At February 29, 2009 advances from shareholders total $157,796.

NOTE 5 – OIL AND GAS PROPERTIES

All of Gulf Western’s oil and gas properties are located in the United States.  Gulf Western holds interest in eleven wells that had production during the six months ending February 29, 2008.

Oil and gas property costs classified as “Properties subject to amortization” at February 29, 2008  are associated with Gulf Western’s capital investments in the Oakcrest prospect located in Wharton County, Texas, and in the Shamrock and Brushy Creek Projects in Dewitt County and Lavaca Counties, Texas.   Amortization of the capital costs began during the quarter ending February 29, 2008 with the commencement of commercial production from the Shamrock and Brushy Creek projects.   Oil and gas property costs classified as “Properties subject to amortization” are amortized on a unit-of-production basis over the estimated future recoverable proved reserves under the full cost method of accounting.  Amortization of $104,586 was recorded for the three-month period ending February 29, 2008.

Oil and gas property costs excluded from amortization at February 29, 2008, and identified on the consolidated balance sheet as “Properties not subject to amortization”, are as follows:

Fiscal Year Incurred	Acquisition Costs	Exploration Costs	Total
Year Ending August 31, 2006	$12,000	$-	$12,000
Year Ending August 31, 2007	5,267,722	2,710,633	7,978,355
Six Months Ending February 29, 2008	-	128,957	128,957
Total	$5,279,722	$2,839,590	$8,119,312

The above oil and gas property costs identified in the above table as costs not subject to amortization are associated with Gulf Western’s investments in the Mound Branch project in Elk County, Kansas; and the Bell and Baxter Bledsoe prospects in the State of Kentucky.

NOTE 6 – SECURED CONVERTIBLE NOTES PAYABLE

Senior Secured Convertible Notes Payable

On September 10, 2007, Gulf Western entered into a Security Purchase Agreement (the “SPA”) with two lenders under which Gulf Western borrowed a total of $3,700,000 under Senior Secured Convertible Notes (the “Convertible Notes”) with Metage Funds Limited (“Metage”) and NCIM Limited (“NCIM”).  Gulf Western borrowed $3,200,000 from Metage and $500,000 from NCIM.  Pursuant to the SPA, Gulf Western issued 1,500,000 common shares and issued 3,461,538 warrants to purchase shares of common stock in Gulf Western at an exercise price of $0.26 per share for a period of five years.  The Convertible Notes and related interest are convertible into common shares of Gulf Western at a price of $0.39 per share at or before maturity.   The Convertible Notes bear interest at 15% per annum, and mature on September 10, 2008.  Interest for the first six months is due on March 10, 2008 and is payable monthly thereafter; with the total principal balance due at maturity.  The total $3,700,000 Convertible Notes may be prepaid at any time after the six-month anniversary of the Convertible Notes with a 2.5% prepayment penalty. Gulf Western received net proceeds of $2,944,000 (after $256,000 of placement fees) and the exchange of the $500,000 NCIM Convertible Secured Note issued on July 3, 2007 for $500,000 of the Convertible Notes.

In conjunction with the SPA, Gulf Western entered into a registration rights agreement (the “Registration Rights Agreement”) with the lenders pursuant to which Gulf Western was required to: (i) file a registration statement with the Securities and Exchange Commission with respect to the Common Stock issued under the SPA and the Common Stock issuable upon exercise of the Warrants and conversion of the Senior Secured Convertible Notes within 60 days after September 12, 2007; and to: (ii) cause such registration statement to be declared effective under the Securities Act of 1933, as amended, and the rules promulgated there under, not later than 150 days after September 12, 2007. If such registration statement is not filed by the 60th day after September 12, 2007, (November 12, 2007), or the registration statement is not declared effective on or prior to the 150th day after September 12, 2007, liquidated damages in the form of registration rights penalties, calculated based on a prescribed formula in the SPA, in the maximum amount of $150,000.

On April 8, 2008, in connection with the recently adopted reduced holding periods for non-affiliates under Rule 144 under the Securities Act of 1933, as amended, Gulf Western, Metage and NCIM executed a Termination of Registration Rights Agreement which (i) terminated the registration rights agreement and (ii) waived, released and discharged any further obligations under the registration rights agreement, including the obligation on  the part of the Company to pay any registration delay payments accrued or incurred thereunder.  Accordingly, Gulf Western reversed its prior accrual for the estimated liability for registration delay penalties as of February 29, 2008.  On April 14, 2008 Gulf Western filed an Application to Withdraw the Registration Statement on Form SB-2,  originally filed with the SEC on December 5, 2007.

Gulf Western evaluated the terms of the Convertible Notes, the issuance of common stock and attached warrants in accordance with EITF 98-5 and EITF 00-27, and concluded that the intrinsic value of the conversion feature of the Convertible Notes represented a beneficial conversion feature in the amount of $426,137. The relative fair value of the warrants and common shares issued were $646,791 and $326,782, respectively as derived through the Black-Scholes option pricing model.   The total discount of $1,399,710 associated with the intrinsic value of the beneficial conversion feature, and the relative fair value of the warrants and stock is being amortized to interest expense using the effective interest method over the twelve month term of the Convertible Notes.  The total debt discount, including the estimated registration rights penalties, on the issuance of the Convertible Notes was $1,549,710.

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

The Convertible Notes are secured by a lien on substantially all of the assets of the Gulf Western, including all of the equity interests of Gulf Western’s subsidiaries and Gulf Western’s rights in certain real property, pursuant to the terms of a Security Agreement and Pledge Agreement entered into in connection with the closing of transactions under the SPA. In addition, Gulf Western Petroleum, LP, Wharton Resources Corp. and Wharton Resources LLC, each a wholly-owned subsidiary of Gulf Western, entered into a Guaranty with the Buyers, whereby each of the subsidiaries guaranteed the payment and performance of all obligations of Gulf Western under the Convertible Notes and terms of the SPA.  Gulf Western Petroleum, LP also entered into a Mortgage, Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing and Financing Statement with respect to certain properties in Texas and Kansas to secure the obligations of Gulf Western under the SPA and the Convertible Notes.

In conjunction with the Convertible Notes, Gulf Western issued 300,000 shares of common stock to a placement agent valued at $96,000 ($0.32 per share) and cash fees totaling $256,000.  A total of $352,000 was recorded as deferred financing costs, and are being amortized using the effective interest method over the one year life of the debt.  During the three and six months ended February 29, 2008, deferred financing costs of $78,115 and $164,910, respectively, were charged to interest expense associated with the issuance of the Convertible Notes.  If the Convertible Notes are converted or repaid prior to the maturity date, any unamortized cost at the time of conversion or repayment will be immediately recognized and charged to net income.

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

Orbit Energy, LLC Mound Branch Convertible Note

As consideration to Orbit Energy, LLC for Gulf Western’s purchase of its interests in the Mound Branch Project, Gulf Western issued a thirty-six month $2.0 million unsecured convertible note dated January 30, 2007 with principal due at maturity, bearing interest at 10.0% per annum due quarterly in arrears (the “Orbit Note”).   Pursuant to the terms of the Orbit Note, after the initial twelve months: a) Orbit has the ability to convert the outstanding principal and interest balance into common shares at a conversion price of $1.00 per share, and b) Gulf Western may prepay all or a portion of the convertible loan without penalty.   In the event of a change in control of Gulf Western, the maturity of the unsecured Orbit Note is accelerated and $2.0 million and accrued interest becomes due.

On July 3, 2007, Gulf Western and Orbit amended the Orbit Note to provide that interest payable by Gulf Western for the first quarter on the note was deferred until the interest due date for the second quarter. Accrued interest through October 31, 2007 totaling $150,137 was paid by Gulf Western to Orbit on November 20, 2007.   At February 29, 2008 the outstanding principal under the note is $2.0 million and accrued interest totals $66,301.

Loan Agreement

On March 12, 2008, Gulf Western entered into a twelve month loan agreement with a private investor under which Gulf Western borrowed $500,000.  The loan bears interest at a rate of 10% per annum, payable monthly 90 days in arrears.   In connection with the loan agreement, Gulf Western issued 1,000,000 shares of common stock to the lender as bonus shares for making the loan.   Concurrent with the loan, the lender requested that Gulf Western cancel Class D warrants held by the lender from a prior private equity placement with Gulf Western.  The Class D warrants cancelled were valued at $73,924 through using the Black-Scholes valuation model on the date of cancellation.

The shares were valued at $0.25 per share, and the relative fair value of the loan and the shares issued were determined to be $385,184 and $188,740, respectively.   A debt discount on the loan of $114,816 will be amortized over the twelve month term of the loan based on the effective interest method.

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

Securities Issued	Relative Fair Value
Common Shares (1,250,000 shares)	$265,918
Class C Warrants (1,250,000 shares at $0.65 per share)	145,384
Class D Warrants (1,250,000 shares at $2.00 per share)	88,698
Total placement	$500,000

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

On March 17, 2008, Gulf Western completed a private placement transaction for 250,000 units at a price of $0.25 per unit for aggregate proceeds of $62,500.  Each unit consisted of one common share, one Class E Warrant and one Class G Warrant.  Each Class E Warrant is for ½ common share with a 3 year term, and each Class G warrant is for ½ common share with a 3 year term.  Each whole warrant is for 1 common share, with an exercise price of $0.45 and $2.00 per common share for the Class E and Class G warrants, respectively.

The relative fair value of the common shares and the Class E and Class G Warrants for the private placement transactions closed on March 17, 2008 was as follows:
Securities Issued	Relative Fair Value
Common Shares (250,000 shares)	$41,698
Class E Warrants (125,000 shares at $0.45 per share)	13,029
Class G Warrants (125,000 shares at $2.00 per share)	7,773
Total placement	$62,500

The relative fair value of the Class E and Class G Warrants issued in connection with the units sold were estimated using the Black-Scholes valuation model.   The parameters used in the Black-Scholes valuation model were: a risk-free interest rate of 1.52%; the current stock price on the date of issuance of $0.24 per common share; the exercise price of the warrants of $0.45 and $2.00 per share, respectively; expected terms of three years; volatility of 123%; and a dividend yield of 0.0%.

Shares Issued for Services

During the six months ended February 29, 2008, Gulf Western issued 51,725 common shares to consultants for their services to Gulf Western.  The shares issued for services were valued at $16,552, which was determined based on the share price on the date that Gulf Western became obligated to issue the shares to the consultants.

NOTE 8 – WARRANTS

Warrants outstanding and exercisable as of February 29, 2008, are summarized below:

	Exercise	Weighted Average Remaining	Number of Warrants
Description	Price	Life (years)	Outstanding	Exercisable
Class A Warrants issued in private placements	$2.00	2.18	6,442,500	6,442,500
Class B Warrants issued in private placements	$3.00	2.18	6,442,500	6,442,500
Class C Warrants issued in private placements	$0.65	2.56	1,250,000	1,250,000
Class D Warrants issued in private placements	$2.00	2.56	1,250,000	1,250,000
Warrants issued in connection with senior secured convertible note	$0.26	4.54	3,461,538	3,461,538
Convertible Secured Note	$0.30	2.35	125,000	125,000
Short Term Note	$0.32	2.33	200,000	200,000
Placement agent warrants	$0.40	1.35	100,000	100,000
Total			19,271,538	19,271,538

Warrants for 85,000 common shares at $1.25 per share expired on January 3, 2008. On February 29, 2008 Gulf Western’s common share price closed at $0.245 per share. The intrinsic value of warrants outstanding as of February 29, 2008 was $-0-.

Item 2.	Management’s Discussion and Analysis and Plan of Operations

The following Management Discussion and Analysis and related Plan of Operations (collectively referred hereinafter as “Plan of Operations”) should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-QSB. Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.  As used in this quarterly report, the terms “we”, “us” and “our” refer to Gulf Western Petroleum Corporation, unless otherwise indicated.

Overview

We are an oil and natural gas exploration and development company.  This quarterly report, including the consolidated financial statements and notes contained herein together with this Plan of Operations, should be read in conjunction with the description of our business and the description of our properties contained in our Annual Report on Form 10-KSB/A for the year ended August 31, 2007.   Some of the statements made herein may be “forward-looking statements” and are qualified in their entirety as further described in last section of this Plan of Operations entitled – “Forward Looking Statements”.

We are engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.  We currently hold oil and gas lease interests in Texas, Kansas and Kentucky.  We accomplished our first commercial levels of natural gas production during the quarter ending February 29, 2008, and generated operating revenues of $ 288,980 for the quarter from the sale of our natural gas production.  We exited from the development stage (as defined by the Statement of Financial Accounting Standards No. 7, Accounting for Development Stage Enterprises) during our quarter ending February 29, 2008.

Eleven natural gas wells in which we hold interests had production during the quarter ending February 29, 2008. These wells are located in Dewitt County (Shamrock Project) and Lavaca County (Brushy Creek Projects), Texas.  We hold proved undeveloped reserves in our Oakcrest Prospect located in Wharton County, Texas which have estimated proved undeveloped recoverable reserves of approximately 3.9 Bcfe net to our 95.75% working interest.  With the establishment of production and operating cash flows from our wells in Dewitt and Lavaca Counties Texas, we are directing substantially all of efforts and resources to the raising of financing necessary to fund the drilling of our Wharton County, Texas reserves.

We are engaged in a natural gas supply and gas gathering system development project in Southeast Kansas (the “Mound Branch Project”), and hold interests in eight existing wells that are capable of production, if and when a natural gas gathering system can be developed to deliver wellhead production into an interconnecting downstream pipeline to deliver to markets.  To progress this project we need to fund it either through project financing, joint interest participation or other agreements that could entail a scaling back of our economic participation in the gathering system or reducing our working interest in the supply development program.  We also hold exploratory oil and gas lease interests in Kentucky as part of our Baxter Bledsoe and Bell Prospects.

Current Production

During the quarter ending February 29, 2008, we established commercial levels of production from eleven natural gas wells that were drilled during the calendar year 2007.  Total production, net to our interests in the wells, was 39,233 Mcf which generated revenues from natural gas sales totaling $267,941, net of Texas severance taxes on the production.

Our wells in the Shamrock Project and the Brushy Creek Projects are identified in the following tables together with the net production, and total revenues and operating cash flows for our net interest in each well.  Also noted is the average sales rate realized during the quarter for each individual well, and our working and net revenue interests’ in each well.

Shamrock Project, Dewitt County, Texas

	Bushmill No. 1	Pollinard Lee No. 1	MillerThomas No. 1	Red Breast No. 1	Micheal Collins No. 1

Production, net (Mcf)	8,862	6,411	6,736	1,938	781
Revenues, net of severance	$58,960	$4,402	$44,656	$12,044	$5,151
Ave sales rate / (Mcf)	$6.65	$8.49	$6.63	$6.21	$6.60
Working interest	90.0%	90.0%	90.0%	45.0%	9.0%
Net revenue interest	63.0%	63.0%	63.0%	31.5%	6.3%

Brushy Creek Projects, Lavaca County, Texas

	Goodrich-Poindexter No. 1	Williams No. 6	O’Neal-Smith No.1	Nichols No. 1	Goodrich-Deleplain No.1	Pope No. 1

Production, net (Mcf)	5,570	895	1,485	1,345	3,875	1,335
Revenues, net of severance	$35,320	$5,954	$9,620	$8,932	$24,510	$8,392
Ave sales rate/ (Mcf)	$6.34	$6.65	$6.48	$6.64	$6.32	$6.29
Working interest	43.7%	38.3%	35.0%	31.0%	30.6%	30.6%
Net revenue interest	31.7%	27.8%	25.4%	22.5%	22.2%	22.2%

General and Administrative and Other Costs

General and administrative costs for the six months ended February 29, 2008 compared to the six month ended February 28, 2007 increased substantially reflecting increases in personnel costs for wages and option expense and increases in professional fee associated with corporate development and registration costs. Interest expense increased substantially due to the issuance of the $3,700,000 convertible notes in September  2007.

Oil and Gas Properties Capital Investment at February 29, 2008

A summary of our capital investment in oil and gas properties as of February 29, 2008 is provided in the following table.  Total capital investments in each project / prospect are identified; and it is noted whether the capital costs are subject to and included in our amortization of oil and gas properties or not.

Project/Prospect	Location	Capital Investment
Subject to amortization:
Brushy Creek projects	Lavaca, TX	$1,649,654
Oakcrest prospect	Wharton County, TX	968,893
Shamrock project	Dewitt, TX	1,937,032
Other	Louisiana	67,601
Cumulative amortization		(104,536)
Total		$4,518,644
Not subject to amortization:
Mound Branch project	Elk County, KS	$7,450,837
Baxter Bledsoe prospect	Clay County, KY	342,000
Bell prospect	Bell County, KY	326,475
Total		$8,119,312

The amortization rate for our oil and gas property capital investments applied to our production during the quarter ending February 29, 2008 was $2.665 per Mcf.

Capital Resources and Liquidity

During the quarter ending February 29, 2008, we began to realize cash flows from the sales of natural gas production through our interests in the Shamrock and Brushy Creek Projects.   Since our inception, we have funded our oil and gas exploration and development activities, and our operating and working capital requirements through the issuance of equity and debt securities in private placements, and through the contribution of funds and services by our officers and directors.

Our current level of operating cash flows generated from the sale of natural gas production are insufficient to meet our operating, general and administrative, debt services and working capital requirements on a monthly basis.  Our current available cash is not sufficient to fund our capital requirements or to sustain our operating needs over the next twelve-month period.  To execute our plans, we will require substantial financing and are actively working on options to raise equity through private placements, or alternatively utilizing third party joint interest participation in our exploration and development projects so as to reduce our capital project cash requirements.  Such third party joint interest participation will reduce our interests in projects; but, would also reduce our financing needs and allow us to progress our oil and gas capital program; help us meet oil and gas lease time tables; reduce our project / prospect risk profile; and reduce our dependence on the success of an individual project / prospect.

Should we raise funds through equity placements, existing stakeholders’ interests in Gulf Western could be negatively affected due to the dilution of their existing interests in us.  Substantially all our assets are pledged as security to the note holders of our senior secured convertible notes issued on September 10, 2007.  The senior secured notes mature on September 10, 2008 and if we are not successful in executing our plans we will be unable to repay the $3.7 million principal balance on the maturity of the notes; and we may not be able to continue our business and could cause us to cease operations, or at a minimum we will be required to scale back our business.  The result of these actions would be that the existing stakeholders in us would lose some if not all of their investment.

On April 8, 2008, in connection with the recently adopted reduced holding periods for non-affiliates under Rule 144 under the Securities Act of 1933, the senior secured convertible note holders agreed to terminate our registration obligation undertaken in connection with the original September 2007 transaction.  This will allow us to substantially reduce costs associated with accomplishing the initial registration of the securities issued or issuable in the September 2007 transaction, and will reduce recurring costs that would have been expended to keep the securities’ registration updated and “fresh”.

Our current operating income is approximately $125,000 per month. Our monthly net operating cash requirements, including interest payments, are approximately $212,000 each month with a monthly operating deficit of approximately $87,000.  Our available cash at April 18, 2008 was $36,500.  Over the next twelve months, we intend to use substantially all of our funds as they become available to fund our net operating cash requirements of $1.54 million; to fund our $9.67 million exploration and development projects; and to meet our $3.7 million debt and $500,000 loan principal repayment obligations on the convertible notes and our March 12, 2008 loan agreement, respectively.  Investments related to our exploration and development projects include approximately (i) $8.9 million to drill a minimum of two Oakcrest Prospect wells in Texas; (ii) $300,000 to progress the Mound Branch Project; and (iii) $215,000 for the interconnection and final AFE reconciliation on the Shamrock Project; and (iv) $250,000 for other prospect identification, screening, evaluation and development.

Estimated Funding Requirements During the Twelve Months Ending February 29, 2009

Exploration, drilling, development and operating expenditures:

Oakcrest Prospect – Drilling and completion of two Wilcox formation wells	$8,900,000
Mound Branch Project – Progress natural gas reserve program and gas gathering system	300,000
Shamrock Project – Capital expended for interconnection and AFE final reconciliation	215,000
Other prospects	250,000
Debt service, principal on convertible notes:
Senior secured convertible notes issued September 10, 2007	3,700,000
Loan agreement executed March 12, 2008	500,000
Operating, general and administrative, and interest, net(1)	1,044,000
Working capital	500,000
Total	$15,409,000

(1)
Monthly operating, general and administrative, and interest on debt funding requirements identified are net of projected monthly operating cash flows from our Shamrock and Brushy Creek natural gas production.  Includes total monthly interest due on the senior secured convertible notes and the March 12, 2008 loan agreement of approximately $50,500 per month.

The status of our current oil and gas projects and prospects, specific milestones and steps necessary to accomplish each milestone, timeframe and funding necessary are:

Texas Shamrock and Brushy Creek Projects

The five Frio formation wells that comprise the Shamrock Project commenced production in December 2007.  We hold an average net revenue interest of approximately 45.4% in the five wells.   Approximately, $215,000 of capital changes net to our interest in the wells for interconnection into the downstream pipeline and AFE final reconciliation is due to the operator and require funding.

Of the seven Frio formation wells that that constituted the Brushy Creek IV, V and VI Projects.   Five of the wells have been completed in the Frio formation and production sales have commenced.  A sixth well has been completed into the shallower Miocene formation, and sales of production has commenced.  The seventh well is not currently scheduled for completion.   We hold an average net revenue interest of 25.5% in the six wells.  No further capital expenditures are expected, and we have elected not to participate in the three Frio formation wells that comprise Brushy Creek VII Project

Texas Oakcrest (Wilcox formation) Prospect

We hold oil and gas lease interests in Wharton County, Texas.  Third party technical reserve evaluations attribute total proved undeveloped recoverable natural gas and condensate Wilcox formation reserves of approximately 3.9 Bcfe, net to our interests.   For the Oakcrest Prospect, the Wilcox formation is found at a depth of approximately 11,000 to 12,500 feet, and the capital expenditure requirement to drill and complete each Wilcox well is approximately $4.45 million per well, net to our interest.

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

Our next major milestone for the Oakcrest Prospect continues to be the sourcing of financing to fund the drilling of a minimum of two wells.  We will require $8.9 million to fund our capital expenditure requirements to accomplish this milestone.   The lead time necessary to schedule a drilling rig capable of drilling to necessary depths is approximately 60 days.  Thus, in order to accomplish a September 1, 2008 spud date for the first well, the placement and funding of financing needs to be completed by June 1, 2008.   Once financing is secured, we intend to proceed to schedule a drilling rig, formalize the drilling permit, commission a drilling survey, and acquire a drilling title opinion, all of which will need to be accomplished concurrently with the closing of the financing.

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

The next major milestone for the Mound Branch Project is for us to secure support for and commitments to the gas supply drilling program and to the gathering system development, both in terms of financial commitments and counterparty commitments to participate in their development.   Since our core business is the exploration and production of oil and gas reserves, we may find it necessary to scale back our economic participation in the gathering system in order to expedite its development.  We believe that commitments to develop the gathering system will assist us and enhance our ability to raise sufficient funding to undertake a multi-year drilling program.

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

Our plan of action is to finalize the terms and conditions of the gas gathering system with the third party developer by the end of calendar year 2008.  The construction period for the gas gathering system is approximately 75 – 90 days, and once a deal is in place, we expect that the third-party gathering system developer would have the system constructed and placed in service by the first quarter of 2009.   Concurrent with the gathering system being placed into service, our next milestone will be to acquire funding for the initial stage of our proposed 150-well drilling program.  Assuming completion of the gathering system during the first quarter 2009, we expect to commence the drilling program by the middle of calendar year 2009.

Off Balance Sheet Arrangements

We do not have any off balance sheet financial arrangements.

Forward Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-KSB/A for the year ended August 31, 2007, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

(i)
that the Company’s disclosure controls and procedures are designed to ensure (a) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (b) that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure; and

(ii)	that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended February 29, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

Signature	Capacity In Which Signed	Date

/s/ Wm. Milton Cox	Chairman and Chief Executive Officer and Director	April 21, 2008
Wm. Milton Cox	(Principal Executive Officer)

/s/ Donald L. Sytsma	Chief Financial Officer, Corporate Secretary and Treasurer and Director	April 21, 2008
Donald L. Sytsma	(Principal Financial and Principal Accounting Officer)

/s/ Bassam Nastat	President and Director	April 21, 2008
Bassam Nastat