Form 10QSB/A
period 2007-11-30
GULF WESTERN PETROLEUM CORP
filed 2008-04-30
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

The number of shares outstanding of the issuer’s common equity as of April 29, 2008 was 57,853,107 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):      Yes   ☐     No   ☒

Explanatory Note

The changes made to this quarterly report on Form 10-QSB/A for the period ending November 30, 2007 include: (i) revising the presentation of our consolidated financial statements and the notes thereto with the respect to the accounting for transactions with related parties at fair value  in accordance with Emerging Issues Task Force Issue 02-5 rather than at the related parties’ historical cost basis of the oil and gas properties acquired from related parties; and (ii) certain other minor corrections to this quarterly report.  These changes are made to reflect the effect of transactions that occurred prior to August 31, 2007 for which a Form 10-KSB/A was filed on April 21, 2008.

PART I – Financial Information

Item 1.	Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2007	August 31, 2007
ASSETS	(Restated)	Restated
Current assets
Cash	$82,665	$1,925
Accounts receivable – joint interest partners	198,073	198,106
Accounts receivable – related party	-	11,488
Deferred financing costs, net of amortization of $78,115, and $0, respectively	273,885	-
Other current assets	44,138	-
Total current assets	598,761	211,519

Deferred financing costs, net of amortization of $63,138 and $7,015, respectively	-	56,123
Office equipment, net of depreciation of $7,654 and $6,507, respectively	12,038	13,185
Oil and gas properties, full cost method:
Properties subject to amortization, net of amortization of $0 and $0, respectively	2,821,994	1,090,988
Properties not subject to amortization	9,618,610	10,642.207

Total assets	$13,051,403	$12,014,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$163,892	$1,065,092
Accounts payable – related parties	231,378	677,402
Advances from stockholder	-	120,000
Accrued interest	112,578	15,041
Accrued interest – convertible note related party	16,438	116,712
Convertible notes payable, net of unamortized debt discount of $1,205,330 and $11,290, respectively	2,494,670	238,710
Registration rights penalties	150,000	-
Stock payable	150,000	100,000
Total current liabilities	3,318,956	2,332,957

Convertible note – related party	2,000,000	2,000,000
Convertible notes payable, net of unamortized debt discount of $-0- and $17,536, respectively	25,000	482,464
Asset retirement obligation	51,473	50,949
Total liabilities	5,395,429	4,866,370

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 1.2 billion shares authorized, 56,603,107 and 53,489,662 shares issued and outstanding, respectively	56,603	53,490
Additional paid-in capital	13,305,408	10,911,412
Deficit accumulated during the development stage	(5,706,037)	(3,817,250)
Total stockholders’ equity	7,655,974	7,147,652

Total liabilities and stockholders’ equity	$13,051,403	$12,014,022

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
(Unaudited)

	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	Inception through November 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,888,787)	$(132,187)	$(5,706,037)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,147	675	7,654
Foreign currency exchange (gain) loss	-	(9,994)	12,128
Amortization of debt discount	373,206	-	473,019
Amortization of deferred financing costs	134,238	-	141,253
Bonus shares on notes payable	-	-	400,000
Issuance of shares for services and notes payable	20,887	-	411,387
Amortization of stock option expense	380,512	-	1,119,111
Accretion expense	524	-	524
Net change in:
Accounts receivable – joint interest	33	-	(198,073)
Accounts receivable – related parties	11,488	-	-
Other assets	(44,138)	-	(44,138)
Accounts payable	(901,200)	(278,101)	157,936
Accounts payable - related parties	(446,024)	123,199	231,378
Bank overdraft	-	42,206	-
Accrued interest	97,537	20,359	112,578
Accrued interest – related parties	(100,274)	-	16,438
Registration rights penalties	150,000	-	150,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,210,851)	(233,843)	(2, 714,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(19,692)
Investment in oil and gas properties	(707,409)	(556,493)	(5,889,106)
CASH FLOWS USED IN INVESTING ACTIVITIES	(707,409)	(556,493)	(5,908,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription advances, net	50,000	-	50,000
Advances from stockholder	(120,000)	-	-
Proceeds from private placement unit sales	500,000	-	5,315,000
Proceeds from notes payable	-	540,255	853,276
Proceeds from convertible notes payable	2,819,000	-	3,591,047
Repayment of notes payable	-	(62,500)	(853,018)
Repayment of convertible notes payable	(250,000)	-	(250,000)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,999,000	477,755	8,706,305

NET INCREASE (DECREASE) IN CASH	80,740	(312,581)	82,665
Cash, beginning of period	1,925	312,581	-
Cash, end of period	$82,665	$-	$82,665

Cash paid for:
Interest	$6,329	$1,302	$29,258
Interest – related parties	$156,466	$-	$156,466
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Issuance of founders shares	$-	$-	$1,000
Assignment and rescission of oil and gas properties from parent	-	(460,496)	-
Common shares issued to acquire oil and gas properties	-	460,496	4,499,549
Convertible note to related party for acquisition of oil and gas interests	-	-	2,000,000
Discount on senior secured convertible notes for beneficial conversion feature of notes, and relative fair value of stock and warrants issued in connection with notes	1,399,710	-	1,399,710
Issuance of common shares to placement agent in connection with senior secured convertible notes	96,000	-	96,000
Issuance of common shares for convertible debentures	-	-	78,477
Asset retirement obligation incurred	-	-	50,949
Fair value of warrants issued with debt	-	-	66,387
Discount on debt for beneficial conversion feature of debentures	$-	$-	$75,390

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

GULF WESTERN PETROLEUM CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY, continued
For the Period from Inception (January 20, 2005)
Through November 30, 2007
(Unaudited)

Issuance of common shares for services
-May 10, 2007 ($0.72 per share)	500,000	500	359,500	-	360,000
-August 1, 2007 ($0.31 per share)	100,000	100	30,400	-	30,500
Issuance of common shares under terms of and extension of notes payable
-May 10, 2007 ($1.00 per share)	200,000	200	199,800	-	200,000
-August 31, 2007 ($1.00 per share)	100,000	100	99,900	-	100,000
Amortization of stock options	-	-	738,599	-	738,599
Fair value of warrants issued in conjunction with loans	-	-	53,249	-	53,249
Net loss				(3,232,124)	(3,232,124)
Balance, August 31, 2007 (restated)	53,489,662	$53,490	$10,911,412	$(3,817,250)	$7,147,652

Intrinsic value of beneficial conversion feature of, and relative fair value of common shares and warrants issued in conjunction with convertible secured notes issued on September 10, 2007	1,500,000	1,500	1,398,210	-	1,399,710
Issuance of common shares for services
- September 10, 2007($0.32 per share)	300,000	300	95,700	-	96,000
- September 12, 2007($0.32 per share)	51,725	52	16,500	-	16,552
Issuance of common shares under terms of note payable, September 14, 2007 ($0.37 per share)	11,720	11	4,324	-	4,335
Issuance of units for cash in private placement, September 20, 2007 ($0.40 per unit)	1,250,000	1,250	498,750	-	500,000
Amortization of stock options	-	-	380,512	-	380,512
Net loss	-	-	-	(1,888,787)	(1,888,787)
Balance, November 30, 2007 (restated)	56,603,107	$56,603	$13,305,408	$(5,706,037)	$7,655,974

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

The accompanying unaudited interim consolidated financial statements of Gulf Western have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Gulf Western’s Annual Report on Form 10-KSB/A filed with the SEC on April 21, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ending August 31, 2007 as reported in its Form 10-KSB/A filed on April 21, 2008 have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Gulf Western’s consolidated balance sheets and related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the periods from inception through November 30, 2007 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

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

Reclassification

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

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

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” Gulf Western records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset.  The settlement date fair value is discounted at Gulf Western’s credit adjusted risk-free rate in determining the abandonment liability.  The abandonment liability is accreted with the passage of time to its expected settlement fair value. At November 30, 2007, Gulf Western has recorded an estimated asset retirement obligation of $51,473, and an accretion expense totaling $524 was recorded during the quarter ending November 30, 2007. No liabilities were settled during the period.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Mound Branch Project, Elk County, Kansas

Gulf Western issued 4,039,053 common shares to Orbit Energy, LLC (“Orbit”) for the January 30, 2007 purchase of the Mound Branch Project. The common shares were subject to surrender if Orbit's delivery of an independent report assessing the fair value of the purchased assets was less than the purchase price of $6.8 million. In the event the valuation was less than the $6.8 million purchase price, then the number of shares to be surrendered by Orbit would be ratably determined based on the lower valuation, and would be cancelled and returned to Gulf Western’s treasury. The purchase and sale agreement provided for Orbit to deliver the independent valuation report to Gulf Western not later than January 30, 2008.  To date no shares have been surrendered by Orbit.

Advances from Stockholder

From time to time during Gulf Western’s development, stockholders have expended amounts on behalf of Gulf Western and loaned the Company funds to meet operating and capital requirements.  During the three months ended November 30, 2007, Gulf Western repaid CodeAmerica $120,000 for cash advances made to Gulf Western in May and April 2007.  The cash advances are due on demand.

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

Oil and gas property costs excluded from amortization at November 30, 2007, and identified on the consolidated balance sheet as “Properties not subject to amortization”, are as follows:

Fiscal Year Incurred	Acquisition Costs (Restated)	Exploration Costs	Total (Restated)
2006	$12,000	-	$12,000
2007	5,240,098	3,661,996	8,902,094
2008	70,672	633,844	704,516
Total	$5,322,770	4,295,840	$9,618,610

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

NOTE 9 – RESTATEMENT

Gulf Western concluded that it was necessary to revise its accounting treatment for its acquisition oil and gas interests made from related parties, to record the acquisitions of the Mound Branch Project; the Baxter Bledsoe Prospect; and the Bell Prospect at fair market value of the interests acquired in lieu of recording the acquisitions at the related party seller’s historical cost in the assets acquired. Gulf Western previously accounted for the difference between fair value and historical cost as a deemed dividend. The oil and gas interests were acquired from related parties that exercise substantive control over Gulf Western, through their direct and indirect common share holdings and their director and senior officer positions with Gulf Western. EITF 02-5 provides that a 50% threshold of the voting ownership interest in related party entities is required in order for entities of related parties to be deemed to be under common control. In the absence of meeting the 50% threshold of control, EITF 02-5 provides that the interests acquired be recorded by the acquirer at fair market value. Accordingly, Gulf Western increased its oil and gas investments by $3,817,432 at August 31, 2007 and November 30, 2007, and revised its previously recorded deemed dividend, resulting in an increase to additional paid in capital of $3,817,432, during the year ended August 31, 2007.

The effect of the change in accounting treatment for the acquisition of oil and gas interests made from related parties to record the acquisitions in accordance with EITF 02-5 was as follows:

As of November 30, 2007:	As Originally Reported	Adjustments		As, Restated
Properties not subject to amortization	$5,801,178	3,817,432	(1)	$9,618,610

Additional paid-in capital	$9,487,976	3,817,432	(1)	$13,305,408

(1)	To record acquisition of oil and gas properties at fair market value.

Item 2.	Plan of Operations

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

As of August 31, 2007, we hold proved undeveloped reserves in our Oakcrest Prospect located in Wharton County, Texas with estimated proved recoverable reserves of approximately 3.9 Bcfe net to our interests. We are actively pursuing financing to initiate the drilling of our Oakcrest Prospect reserves.  We are also engaged in a natural gas supply and gas gathering system development project in Southeast Kansas to develop and interconnect wells in the Mound Branch Prospect.  We intend to fund this through project financing, joint interest participation or other agreements that could entail a scaling back of our economic participation in the gathering system in order to effect the construction of the infrastructure necessary to deliver wellhead production from existing wells, and new wells to be drilled into downstream consuming markets.  We also hold exploratory oil and gas lease interests in Kentucky on our Baxter Bledsoe and Bell Prospects for which we believe that we will be able to determine potential recoverable reserves estimates once an initial exploratory well is drilled.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WESTERN PETROLEUM CORPORATION

Date: April 30. 2008	By:	/s/ Wm. Milton Cox
Wm. Milton Cox, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this quarterly report on Form 10-QSB/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Wm. Milton Cox	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2008
Wm. Milton Cox

/s/ Bassam Nastat
Bassam Nastat	President and Director	April 30, 2008

/s/ Donald L. Sytsma	Chief Financial Officer, Corporate Secretary and Treasurer and Director (Principal Financial and Principal Accounting Officer)	April 30, 2008
Donald L. Sytsma