Form 10QSB
period 2008-05-31
GULF WESTERN PETROLEUM CORP
filed 2008-07-17
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     May 31, 2008

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

The number of shares outstanding of the issuer’s common equity as of (July 14, 2008 was 57,853,107) shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):      Yes ☐     No ☒

PART I – Financial Information

Item 1.	Financial Statements

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2008	August 31, 2007
ASSETS
Current assets
Cash	$14,160	$1,925
Accounts receivable - gas sales	218,900	-
Accounts receivable – joint interest	-	198,106
Accounts receivable – related party	-	11,488
Deferred financing costs, net of amortization of $253,633, and $0, respectively	98,367	-
Other current assets	1,200	-
Total current assets	332,627	211,519

Deferred financing costs, net of amortization of $63,138 and $7,015, respectively	-	56,123
Accrued receivable	198,073	-
Office equipment, net of depreciation of $12,819 and $6,507, respectively	17,932	13,185
Oil and gas properties, full cost method:
Properties subject to amortization, net of amortization of $226,469 and $0, respectively	5,140,626	1,090,988
Properties not subject to amortization	7,486,443	10,642,207

Total assets	$13,175,701	$12,014,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$351,890	$1,065,092
Accounts payable – related parties	689,108	677,402
Advances from stockholders	180,996	120,000
Accrued interest	57,890	15,041
Accrued interest – convertible note related party	116,712	116,712
Convertible notes payable, net of unamortized debt discount of $430,475 and $11,290, respectively	3,294,525	238,710
Note payable, net of unamortized debt discount of 89,650 and $-0-, respectively	410,350	-
Stock payable	150,000	100,000
Total current liabilities	5,251,471	2,332,957

Convertible note – related party	2,000,000	2,000,000
Convertible notes payable, net of unamortized debt discount of $-0- and $17,536, respectively	-	482,464
Asset retirement obligation	52,535	50,949
Total liabilities	7,304,006	4,866,370

STOCKHOLDERS’ EQUITY
Common shares, $0.001 par value, 1.2 billion shares authorized, 57,853,107 and 53,489,662 shares issued and outstanding, respectively	57,853	53,490
Additional paid-in capital	13,884,430	10,911,412
Deficit accumulated during development stage	(3,817,250)	(3,817,250)
Accumulated deficit	(4,253,338)	-
Total stockholders’ equity	5,871,695	7,147,652

Total liabilities and stockholders’ equity	$13,175,701	$12,014,022

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended May 31, 2008 and May 31, 2007
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Oil and gas revenue	$331,271	$-	$620,251	$-

Operating expenses:
Production expenses	76,633	-	143,081	-
Depletion, depreciation and amortization	124,337	1,494	232,781	3,663
General & administrative	410,414	990,850	2,616,160	1,781,543
Total operating expenses	611,384	992,344	2,992,022	1,785,206

Operating loss	(280,113)	(992,344)	(2,371,771)	(1,785,206)

Other expenses and (income):
Interest income	-	-	(738)	-
Gain on extinguishment of debt	-	-	(150,000)	-
Interest expense	703,865	50,413	2,032,305	566,416
Foreign currency exchange gain	-	14,816	-	509
Total other expense	703,865	65,229	1,881,567	566,925

Net loss	$(983,978)	$(1,057,573)	$(4,253,338)	$(2,352,131)

Net loss per share:
Basic and diluted	(0.02)	(0.02)	(0.07)	(0.06)

Weighted average shares outstanding:
Basis and diluted	56,963,508	49,631,782	56,803,710	39,085,277

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended May 31, 2008 and May 31, 2007
(Unaudited)

	Nine Months Ended May 31, 2008	Nine Months Ended May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,253,338)	$(2,352,131)
Adjustments to reconcile net loss to cash used in operating activities:
Depletion, depreciation, and amortization	232,781	3,663
Foreign currency exchange (gain) loss	-	509
Gain on extinguishment of debt	(150,000)	-
Amortization of debt discount	1,173,225	75,390
Amortization of deferred financing costs	309,856	-
Bonus shares on notes payable	-	400,000
Issuance of shares for services and notes payable	20,887	360,000
Amortization of stock option expense	783,469	357,822
Accretion expense	1,587	-
Net change in:
Bank overdraft	-	1,400
Accounts receivable – gas sales	(218,900)	-
Accounts receivable – joint interest	33	-
Accounts receivable – related parties	11,488	(11,488)
Other assets	(1,200)	-
Accounts payable	(713,302)	(502,073)
Accounts payable - related parties	11,706	401,456
Accrued interest	42,849	61,536
Accrued interest – related parties	-	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,748,859)	(1,203,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,059)	(12,320)
Investment in oil and gas properties	(1,120,343)	(3,539,770)

CASH FLOWS USED IN INVESTING ACTIVITIES	(1,131,402)	(3,552,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock subscription advances, net	50,000	825,000
Common stock issued in private placements	-	3,811,749
Advances from stockholders	60,996	119,176
Proceeds from private placements	677,315	-
Proceeds from notes payable	385,185	353,030
Proceeds from convertible notes payable	2,969,000	-
Proceeds from convertible debentures	-	-
Repayment of notes payable	-	(665,530)
Repayment of convertible notes payable	(250,000)	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,892,496	4,443,425

NET INCREASE (DECREASE) IN CASH	$12,235	$(312,581)
Cash, beginning of period	1,925	312,581
Cash, end of period	$14,160	$-

Cash paid for:
Interest	$350,424	$103,578
Interest – related parties	$150,137	$1,302
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

Common shares issued to acquire oil and gas properties	-	4,499,549
Convertible note to related party for acquisition of oil and gas interests	-	2,000,000
Rescission of assignment of oil and gas properties from parent		(460,231)
Issuance of bonus shares on notes	-	200,000
Discount on senior secured convertible notes for beneficial conversion feature of notes, and relative fair value of stock and warrants issued in connection with notes	1,399,710	-
Issuance of common shares to placement agent in connection with senior secured convertible notes	96,000	-
Issuance of common shares for convertible debentures	-	78,477
Asset retirement obligation incurred	-	39,700
Discount on convertible note payable for relative fair value of stock and warrants issued in connection with note	114,815	-

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from August 31, 2007
Through May 31, 2008
(Unaudited)

	Common Shares	Par Amount	Additional Paid-In-Capital	Accumulated Deficit	Total
Balance, August 31, 2007	53,489,662	$53,490	$10,911,412	$(3,817,250)	$7,147,652

Intrinsic value of beneficial conversion feature of, and relative fair value of common shares and warrants issued in conjunction with convertible secured notes issued on September 10, 2007	1,500,000	1,500	1,398,210	-	1,399,710
Issuance of common shares for services
- September 10, 2007($0.32 per share)	300,000	300	95,700	-	96,000
- September 12, 2007($0.32 per share)	51,725	52	16,500	-	16,552
Issuance of common shares under terms of note payable, September 14, 2007 ($0.37 per share)	11,720	11	4,324	-	4,335
Issuance of units for cash in private placement, September 20, 2007 ($0.40 per unit)	1,250,000	1,250	498,750	-	500,000
Amortization of stock options	-	-	380,512	-	380,512
Net loss	-	-	-	(1,888,787)	(1,888,787)
Balance, November 30, 2007	56,603,107	$56,603	$13,305,408	$(5,706,037)	$7,655,974

Amortization of stock options	-	-	380,518	-	380,518
Net loss	-	-	-	(1,380,573)	(1,380,573)

Balance, February 29, 2008	56,603,107	$56,603	$13,685,926	$(7,086,610)	$6,655,919

Relative fair value of common shares issued under terms of note payable, and fair value of Class D Warrants canceled in conjunction with loan, March 12, 2008	1,000,000	1,000	113,815	-	114,815
Amortization of stock options	-	-	22,439	-	22,439
Issuance of units for cash in private placement, March 17, 2008 ($0.25 per unit)	250,000	250	62,250	-	62,500
Net loss	-	-	-	(983,978)	(983,978)

Balance, May 31, 2008	57,853,107	$57,853	$13,884,430	$(8,070,588)	$5,871,695

The accompanying notes are an integral part of these consolidated financial statements.

GULF WESTERN PETROLEUM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Gulf Western Petroleum Corporation (“Gulf Western”) was incorporated on February 21, 2006 in the State of Nevada as “Georgia Exploration, Inc.”.   The name was changed to Gulf Western on March 8, 2007.  Gulf Western is engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.  Gulf Western holds oil and gas lease interests in Texas, Kansas and Kentucky.  Gulf Western holds interests in eleven producing wells located in Dewitt and Lavaca County, Texas; it holds proved undeveloped reserves in Wharton County, Texas; and holds oil and gas lease interests in approximately 8,000 acres in Elk County, Kansas that comprise a supply and infrastructure development program in Southeast Kansas.   Gulf Western also holds oil and gas lease interests in the State of Kentucky that are exploratory in nature.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Gulf Western’s consolidated balance sheets and related consolidated statements of operations, stockholders’ equity and cash flows for the periods from inception through May 31, 2008 are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission.

Upon Gulf Western’s commencement of oil and gas revenues in December 2007 from its Shamrock and Brushy Creek Projects located in Texas, it exited from the development stage during the second fiscal quarter ended February 29, 2008. Accordingly, Gulf Western no longer prepares its consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

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

Accounts receivable

Gulf Western routinely assesses the recoverability of all material trade, joint interest and other receivables. Gulf Western accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. Actual write-offs may exceed the recorded allowance. No allowance for doubtful accounts was considered necessary at May 31, 2008 or at August 31, 2007.

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

Ceiling test

In applying the full cost method, Gulf Western performs an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the estimated present value of its proved reserves discounted at a 10-percent interest rate of future net revenues based on current economic and operating conditions, plus the cost of properties not being amortized plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties.  As of May 31, 2008 no impairment of oil and gas properties was determined to be required.

Oil and gas properties, amortization of capital investment

Gulf Western holds oil and gas interests in Texas, Kansas and Kentucky pursuant to lease agreements.  Gulf Western has interests in eleven wells that had production during the nine months ending May 31, 2008.  These wells are located in Dewitt County, Texas (Shamrock Project) and Lavaca County, Texas (Brushy Creek Project).   Gulf Western amortizes capital costs incurred in its acquisition, geological and geophysical, drilling and development activities on a unit-of-production basis.  The unit rate is derived from actual capital expenditures incurred plus future estimated development costs for proved reserves, divided by total estimated proved recoverable reserves.   The amortization rate is applied to actual quantities of production sold from Gulf Western’s interests in the wells.   Reserve quantities used in the derivation of the amortization rate are based on estimated proved recoverable reserves as developed by third party petroleum engineers engaged by Gulf Western to conduct periodic evaluations of its proved oil and gas reserve quantities.  The periodic reserve evaluations of Gulf Western’s estimated proved oil and gas reserves are commissioned by Gulf Western at least annually, or more frequently if technical or commercial results warrant an interim update to the reserve estimates.  As estimated proved recoverable reserves are assessed, changes in estimated total proved recoverable reserves result in an adjustment to the amortize rate used by Gulf Western to amortize its full cost pool capital investments over actual production.

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

Debt

Gulf Western accounts for debt at fair value and recognizes interest expense for accrued interest payable under the terms of the debt instrument. Principal and interest payments due within one year are classified as current, whereas principal and interest payments for periods beyond one year are classified as long term. Beneficial conversion features of debt are valued and the related amounts recorded as discounts on the debt. Discounts are amortized to interest expense using the effective interest method over the term of the debt. Any unamortized discount upon settlement or conversion of debt is recognized immediately as interest expense.

Asset retirement obligations

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” Gulf Western records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which an obligation is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset.  The settlement date fair value is discounted at Gulf Western’s credit adjusted risk-free rate in determining the abandonment liability.  The abandonment liability is accreted with the passage of time to its expected settlement fair value.  At May 31, 2008, Gulf Western has recorded an asset retirement obligation of $52,536, and accretion expense associated with the obligation totaled $534 and $1,587 for the three and nine months ending, respectively.   No liabilities were settled during the period.

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

NOTE 3 – GOING CONCERN

Gulf Western has incurred operating losses since its inception and has a working capital deficit of $4,918,844 at May 31, 2008, and has principal repayments totaling $3,700,000 due on September 10, 2008 related to the convertible secured notes issued on September 10, 2007.  These factors raise substantial doubt about Gulf Western’s ability to continue as a going concern.

Gulf Western’s ability to achieve and maintain profitability and sustainable positive cash flows is dependent on its ability to source sufficient financing to fund the acquisition, drilling and development of existing and future oil and gas interests.   To date, Gulf Western has raised a combination of secured and unsecured debt and equity financing to fund the development of its projects.  Management is seeking financing that it believes would allow Gulf Western to repay its current debt; sustain commercial operations and to fund capital investments necessary to at least maintain its existing oil and natural gas reserve base.  There are no assurances that Gulf Western will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to Gulf Western or its stakeholders.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - RELATED PARTY TRANSACTIONS

Mound Branch Project, Elk County, Kansas

Gulf Western issued 4,039,053 common shares to Orbit Energy, LLC (“Orbit”) and a $2,000,000 three-year unsecured note for the January 30, 2007 purchase of the Mound Branch Project. Pursuant to the purchase and sale agreement, the issuance of the common shares to Orbit for the acquisition were subject to ratable surrender if Orbit did not deliver an independent report to Gulf Western assessing the fair value of the purchased assets to be at least equal to the $6.8 million purchase price paid to Orbit.   The purchase and sale agreement provided for Orbit to deliver an independent valuation report to Gulf Western no later than January 30, 2008, and any surrendered shares were to be cancelled and returned to Gulf Western’s treasury.

On January 30, 2008, Gulf Western agreed to extend Orbit’s delivery of an independent valuation report for three months until April 30, 2008.  In connection with the extension, Orbit agreed to defer the quarterly interest payment due on January 30, 2008 under the $2.0 million convertible note until April 30, 2008. As of July 15, 2008, Orbit has not complied with the terms and conditions of the Mound Branch purchase and sale agreement requiring the delivery of a valuation report confirming the fair value of Mound Branch acquisition. No further extensions for delivery of the valuation report have been granted by Gulf Western, and no further interest payments have been made to Orbit on the $2.0 million unsecured note.  Until Orbit complies with the contract provisions, it is management’s intention not to remit any further interest payments to Orbit on the note.  Gulf Western may be required to commission a third party valuation of the Mound Branch acquisition, if Orbit does not comply with the provisions of the purchase and sale agreement.

At May 31, 2008 accrued interest on the Orbit unsecured note totals $116,712.

Advances from Stockholders

Periodically, principal shareholders who are also officers and directors of Gulf Western make loans to the Company to fund operating cash equirements.   Advances from shareholders totaling $120,000 at August 31, 2007 were repaid in November 2007.  At May 31, 2008 advances from shareholders total $180,996.

Related Party Payables

The Company has various payables to officers and the companies of the officers. These amounts are reported in the balance sheet as accounts payable - related party.

NOTE 5 – OIL AND GAS PROPERTIES

All of Gulf Western’s oil and gas properties are located in the United States.  Gulf Western holds interests in eleven wells that had production during the nine months ending May 31, 2008.

Oil and gas property costs classified as “Properties subject to amortization” at May 31, 2008 are associated with Gulf Western’s capital investments in the Oakcrest prospect located in Wharton County, Texas; its investments in the Shamrock and Brushy Creek projects in Dewitt County and Lavaca County, Texas; and its investments in the Baxter Bledsoe and Bell prospects in Clay County and Bell County, Kentucky.   Gulf Western began amortizing capital costs during the second fiscal quarter ending February 29, 2008 upon achieving commercial production from its oil and gas investments in the Shamrock and Brushy Creek projects.   Oil and gas property costs classified as “Properties subject to amortization” are amortized on a unit-of-production basis over the estimated future recoverable proved reserves under the full cost method of accounting.  Amortization of $121,933 and $226,469 were recorded for the three-month and nine-month periods ending May 31, 2008.

Oil and gas property costs excluded from amortization at May 31, 2008, and identified on the consolidated balance sheet as “Properties not subject to amortization”, are as follows:

Fiscal Year Incurred	Acquisition Costs	Exploration Costs	Total
Year ending August 31, 2006	$12,000	$-	$12,000
Year ending August 31, 2007	4,599,247	2,710,633	7,309,880
Nine months ending May 31, 2008	-	164,563	164,563
Total	$4,611,247	$2,875,196	$7,486,443

All oil and gas property costs identified in the above table are associated with Gulf Western’s investment in the Mound Branch project acquired from Orbit which is located in Elk County, Kansas.

Oakcrest Prospect Amerpro Participation Agreement

On June 10, 2008, Gulf Western entered into a Participation and Exclusivity Agreement (“Agreement”) with Amerpro Industries US Ltd. (“Amerpro”) pursuant to which, among other things, Gulf Western granted Amerpro the exclusive right to participate in the initial four wells drilled on Gulf Western’s Oakcrest oil and gas lease acreage held in Wharton Coutny, Texas, and granted Amerpro the option to participate in additional wells in the Oakcrest prospect upon exercise of their option.

Under the terms of the Agreement, Amerpro is responsible for 100% of the costs to drill, complete and connect each commercial well, and will earn an 86.175% working interest in the wells and surrounding acreage with a 62.046% net revenue interest in and to each commercial well.    Gulf Western retains a 9.575% carried working interest in the Oakcrest prospect wells, and upon Amerpro’s 110% payout of each commercial well, Gulf Western is entitled to an additional 15.0% “back-in” to each well (10.8% net revenue interest).  The Agreement provides for closing on or before August 1, 2008, or such other date as may be agreed by Gulf Western and Amerpro.  The Agreement is subject to certain conditions including the completion of due diligence and TSX Venture Exchange approval.

The Agreement provides for Amerpro to pay $1,200,000 as a prospect generation fee to Gulf Western, of which $100,000 has been received by Gulf Western.   The remaining $1,100,000 is due on closing. Amerpro also has the option to buy the right to participate in additional wells beyond the four initial prospect wells by the remittance of an option fee of $3,700,000 due on or prior to closing.  If the option is exercised, the option fee is payable directly to Metage Funds Limited and NCIM Limited to satisfy Gulf Western’s indebtedness to them under the one-year convertible secured notes that are secured by substantially all of Gulf Western’s assets, and are scheduled to mature on September 10, 2008.  Prior to Closing on August 1, 2008, Amerpro may terminate the Agreement and forfeit their initial $100,000.

Should the Amerpro Agreement close, the $1,200,000 prospect generation fee and the $3,700,000 related to its option on the remaining wells will be accounted for in accordance with the full cost method of accounting whereby proceeds from the disposition of oil and gas properties are treated as a reduction to capitalized cost with no gain or loss recognized unless the adjustment would significantly alter the relationship between capitalized costs and proved reserves, in which case the gain or loss will be recognized to income.

NOTE 6 – SECURED CONVERTIBLE NOTES PAYABLE

Senior Secured Convertible Notes Payable

On September 10, 2007, Gulf Western entered into a Security Purchase Agreement (the “SPA”) with two lenders under which Gulf Western borrowed a total of $3,700,000 under Senior Secured Convertible Notes (the “Convertible Notes”) with Metage Funds Limited (“Metage”) and NCIM Limited (“NCIM”). Gulf Western borrowed $3,200,000 from Metage and $500,000 from NCIM. Pursuant to the SPA, Gulf Western issued 1,500,000 common shares and issued 3,461,538 warrants to purchase shares of common stock in Gulf Western at an exercise price of $0.26 per share for a period of five years. The Convertible Notes and related interest are convertible into common shares of Gulf Western at  a price of $0.39 per share at or before maturity. The Convertible Notes bear interest at 15% per annum, and mature on September 10, 2008.  Under the terms of the Convertible Notes interest for the first six months was due on March 10, 2008, and thereafter Gulf Western is remitting interest to Metage and NCIM on the Convertible Notes on a monthly basis.

The total $3,700,000 principal balance is due at maturity and the Convertible Notes may be prepaid at any time after the six-month anniversary of the Convertible Notes with a 2.5% prepayment penalty. Gulf Western received net proceeds of $2,944,000 (after $256,000 of placement fees) and the exchange of the $500,000 NCIM Convertible Secured Note issued on July 3, 2007 for $500,000 of the Convertible Notes.   Pursuant to the Amerpro Participation Agreement executed on June 10, 2008 between Gulf Western and Amerpro, should Amerpro exercise its right to participate in Oakcrest prospect wells beyond the initial four wells, the $3,700,000 due Gulf Western is to be remitted directly to Metage and NCIM by Amerpro in order to satisfy the principal balance on Convertible Notes due September 10, 2008.

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

On April 8, 2008, in connection with the recently adopted reduced holding periods for non-affiliates under Rule 144 under the Securities Act of 1933, as amended, Gulf Western, Metage and NCIM executed a Termination of Registration Rights Agreement which (i) terminated the registration rights agreement and (ii) waived, released and discharged any further obligations under the registration rights agreement, including the obligation on  the part of the Company to pay any registration delay payments accrued or incurred thereunder.  Accordingly, Gulf Western reversed its prior accrual for the estimated liability for registration delay penalties as of February 29, 2008 and reflected the revision as a gain on debt extinguishment.  On April 14, 2008 Gulf Western filed an Application to Withdraw the Registration Statement on Form SB-2, originally filed with the SEC on December 5, 2007.

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

In conjunction with the Convertible Notes, Gulf Western issued 300,000 shares of common stock to a placement agent valued at $96,000 ($0.32 per share) and cash fees totaling $256,000. A total of $352,000 was recorded as deferred financing costs, and are being amortized using the effective interest method over the one year life of the debt. During the three and nine months ended May 31, 2008, deferred financing costs of $88,723 and $253,633, respectively, were charged to interest expense associated with the issuance of the Convertible Notes. If the Convertible Notes are converted or repaid prior to the maturity date, any unamortized cost at the time of conversion or repayment will be immediately recognized and charged to net income.

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

On July 3, 2007, Gulf Western and Orbit amended the Orbit Note to provide that interest payable by Gulf Western for the first quarter on the note was deferred until the interest due date for the second quarter. Accrued interest through October 31, 2007 totaling $150,137 was paid by Gulf Western to Orbit on November 20, 2007.   At May 31, 2008 the outstanding principal under the note is $2.0 million and accrued interest totals $116,712.

Loan Agreement

On March 12, 2008, Gulf Western entered into a twelve month loan agreement with a private investor under which Gulf Western borrowed $500,000.  The loan bears interest at a rate of 10% per annum, payable monthly 90 days in arrears.   In connection with the loan agreement, Gulf Western issued 1,000,000 shares of common stock to the lender as bonus shares for making the loan.  At the request of the lender and concurrent with the loan, Class D warrants for 1,000,000 common shares at $2.00 per share were cancelled.  The cancelled warrants had been acquired by the lender in a prior private equity placement with Gulf Western.

The relative fair value of the of the loan and common shares issued, and the fair value of the Class D warrants cancelled were as follows:

Securities Issued	Fair Value

Loan principal	$500,000
Fair value of Class D warrants cancelled	73,925
Total consideration received	$573,925

Relative fair value of loan	$385,185
Relative fair value of common shares issued	188,740
Total relative fair value of loan and common shares issued	$573,925

The common shares issued to the lender were valued at $0.25 per shares.  The fair value of the Class D warrants cancelled was derived through using the Black-Scholes valuation model on the date of cancellation. The parameters used in the Black-Scholes valuation model were: a risk free rate of 1.72%; the stock price on the date of cancellation of $0.25 per common share; the exercise price of $2.00 per share; expected term of 2.5 years; volatility of 123.21%; and a dividend yield of 0.0%.

The debt discount on the loan totals $114,816 and is being amortized over the twelve month term of the loan using the effective interest method.  The total debt discount amortization on the loan through May 31, 2008 is $25,165 with a remaining unamortized debt discount of $89,650 at May 31, 2008.

Interest expense of $25,165 was recorded during the three months ended May 31, 2008 related to the amortization of the debt discount.

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

On March 17, 2008, Gulf Western completed a private placement transaction for 250,000 units at a price of $0.25 per unit for aggregate proceeds of $62,500.  Each unit consisted of one common share, 1/2 of one Class E Warrant and 1/2 of one Class G Warrant.  Each Class E Warrant is for 1 common share with a 3 year term, and each Class G warrant is for 1 common share with a 3 year term.  Each whole warrant is for 1 common share, with an exercise price of $0.45 and $2.00 per common share for the Class E and Class G warrants, respectively.

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

Shares Issued for Services

During the nine months ended May 31, 2008, Gulf Western issued 51,725 common shares to consultants for their services to Gulf Western.  The shares issued for services were valued at $16,552, which was determined based on the share price on the date that Gulf Western became obligated to issue the shares to the consultants.

NOTE 8 – WARRANTS

Warrants outstanding and exercisable as of May 31, 2008, are summarized below:

	Exercise	Weighted Average Remaining	Number of Warrants
Description	Price	Life (years)	Outstanding	Exercisable
Class A Warrants issued in private placements	$2.00	1.92	6,442,500	6,442,500
Class B Warrants issued in private placements	$3.00	1.92	6,442,500	6,442,500
Class C Warrants issued in private placements	$0.65	2.31	1,250,000	1,250,000
Class D Warrants issued in private placements	$2.00	2.31	250,000	250,000
Class E Warrants issued in private placements	$0.45	2.78	125,000	125,000
Class G Warrants issued in private placements	$2.00	2.78	125,000	125,000
Warrants issued in connection with senior secured convertible note	$0.26	4.28	3,461,538	3,461,538
Convertible Secured Note	$0.30	2.09	125,000	125,000
Short Term Note	$0.32	2.08	200,000	200,000
Placement agent warrants	$0.40	1.10	100,000	100,000
Total			18,521,538	18,521,538

Warrants for 85,000 common shares at $1.25 per share expired on January 3, 2008.  On March 12, 2008 at the request of the warrant holder, Class D warrants for 1,000,000 common shares at $2.00 were cancelled in association with the warrant holder lending $500,000 to Gulf Western.  Pursuant to the terms of the loan, Gulf Western issued 1,000,000 common shares to the lender at no cost as additionally consideration under the terms of the loan.   On May 31, 2008 Gulf Western’s common share price closed at $0.18 per share. The intrinsic value of warrants outstanding as of May 31, 2008 was $-0-.

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

We hold oil and gas interests that are located in Texas, Kansas and Kentucky.  Our core business is the identification, acquisition, exploration and development of oil and natural gas reserves located onshore in the United States.  During our second fiscal quarter ending February 29, 2008 we accomplished our first commercial levels of natural gas production from our interests located in Dewitt County, Texas (Shamrock Project) and Lavaca County, Texas (Brushy Creek Projects).   Since commencement of production, we have generated operating revenues from our sales of natural gas production totaling approximately $620,251.  For the three-month period ending May 31, 2008 our revenues from the Shamrock Project and Brushy Creek Projects total approximately $185,100 and $146,160, respectively.  As part of establishing revenues from sale of natural gas production, we exited from the development stage (as defined by the Statement of Financial Accounting Standards No. 7, Accounting for Development Stage Enterprises) during our second fiscal quarter ending February 29, 2008, and the financial statements presented herein are presented accordingly.

We hold oil and gas interests with reserves classified as proved undeveloped in our Oakcrest Prospect (“Prospect”) located in Wharton County, Texas that have estimated proved undeveloped recoverable reserves of approximately 3.9 Bcfe net to our 95.75% working interest, as reported in our Annual Report on Form 10-KSB/A at August 31, 2007 from filed with the SEC on April 21, 2008.   Since establishing operating revenues from our Dewitt County, Texas and Lavaca County, Texas oil and gas interests, we have devoted substantially all our manpower and cash resources to raising financing necessary to fund the drilling and development of the Wharton County oil and gas lease interests.   On June 10, 2008, we entered into a Participation and Exclusivity Agreement (“Agreement”) with Amerpro Industries US Ltd. (“Amerpro”) that provides for Amerpro to fund 100% of the drilling and development costs for the first four wells drilled in the Oakcrest Prospect, and an option to buy the right to participate in additional wells in the Prospect beyond the initial four wells.  Under the Agreement we will retain 9.575% carried working interest in the Prospect wells, and upon Amerpro’s 110% payout of each commercial well, we are entitled to an additional 15.0% “back-in” to each well (with an associated 10.8% net revenue interest).

The Agreement provides for closing by August 1, 2008, and prior to or at closing Amerpro is to pay us $1.2 million prospect generation fee and $3.7 million if they opt to participate in the additional wells in the Prospect.  Under the Agreement, Amerpo is required to remit the $3.7 million payment directly to our Lenders Metage and NCIM in satisfaction of the principal repayments on our convertible secured notes that mature on September 10, 2008.   Prior to closing, Amerpro may terminate the Agreement and forfeit an initial $100,000 paid to us on June 13, 2008 without further penalty.  However if the Agreement is terminated by Amerpro, they are prohibited from directly or indirectly acquiring any interest in the Prospect for one-year from their termination and are required to convey to us any interest obtained at no cost and free and clear of all liens and encumbrances. There is no certainty that the Agreement will close by August, 1, 2008; however, closing is key to our meeting our principal repayment obligations of $3,700,000 due September 10, 2008 on our senior secured convertible notes, and key to Amerpro’s contractual ability to participate in the drilling and development of the Oakcrest Prospect since the underlying oil and gas lease is collateral for and pledged as security under the convertible secured notes with Metage and NCIM.

We are also engaged in a natural gas supply and gas gathering system development project in Southeast Kansas (the “Mound Branch Project”), and hold interests in eight existing wells that are capable of production, if and when a natural gas gathering system can be developed.  In connection with the Mound Branch Project we hold oil and gas lease acreage totaling approximately 8,000 acres in Elk County Kansas and a portion of the right-of-way easements needed to effect the installation of the necessary gas gathering system.  We require financing to progress this project which may involve joint interest participation by third parties or other agreements that would entail the scaling back of our economic interests and participation in the gathering system and/or supply development aspects of the project.

We also hold oil and gas lease interests in Bell and Baxter Counties, Kentucky that are characterized as exploratory in nature and that comprise our Baxter Bledsoe and Bell Prospects.

Oil and Gas Revenues

We established commercial production from our Shamrock and Brushy Creek Projects during the second fiscal quarter ending February 29, 2008.   Total operating revenues since commencement of production is approximately $620,251 and $331,271 for the nine month and three month periods ending May 31, 2008, respectively.  For the same periods ending May 31, 2007, we did not have production or revenues.

Our wells in the Shamrock Project and the Brushy Creek Projects are identified in the following tables together with the net production and total revenues for the three months ending May 31, 2008.  Also identified are our working interest and net revenue interests in each well together with the average sales price derived from the sale of production.

Shamrock Project, Dewitt County, Texas

For the three months ending May 31, 2008	Bushmill No. 1	Pollinard Lee No. 1	Miller Thomas No. 1	Red Breast No. 1	Michael Collins No. 1

Production, net (Mcf)	2,207	8,542	9,735	136	437
Revenues	$20,624	$80,872	$78,282	$1,438	$3,893
Ave sales rate / (Mcf)	$9.34	$9.47	$8.04	$10.57	$8.91
Working interest	90.0%	90.0%	90.0%	45.0%	9.0%
Net revenue interest	63.0%	63.0%	63.0%	31.5%	6.3%

Brushy Creek Projects, Lavaca County, Texas

For the three months ending May 31, 2008	Goodrich-Poindexter No. 1	Williams No. 6	O’Neal-Smith No.1	Nichols No. 1	Goodrich-Deleplain No.1	Pope No. 1

Production, net (Mcf)	4,485	5,008	1,927	295	3,501	1,391
Revenues	$40,312	$42,087	$17,029	$2,304	$31,401	$13,029
Ave sales rate/ (Mcf)	$8.99	$8.40	$8.84	$7.81	$8.97	$9.37
Working interest	43.75%	38.28%	35.00%	31.03%	30.63%	30.63%
Net revenue interest	31.71%	27.75%	25.38%	22.50%	22.20%	22.20%

General and Administrative Expenses

For the three and nine months ended May 31, 2008, general and administrative expenses totaled $410,414 and $2,616,160, respectively, versus $990,850 and $1,781,543, respectively, for the three and nine months ended May 31, 2007.   The decrease in the three month costs are principally related to a non-cash non-recurring charge for common shares issued to a consultant for services and non-cash amortization of the fair value of stock options issued to officer and directors that were amortized over a twelve month period ending February 29, 2008.  The reduction in the referenced non-cash charges were partially offset with costs incurred in connection raising financing, and profession, legal and accounting fees incurred in connection with our preparation and filing of a registration statement that was required by the senior secured convertible notes and associated warrants issued on September 10, 2007 (this registration obligation has since been terminated by the lenders and warrant holders).

The increase in expenses for the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007 is related to non-cash amortization of the fair value of stock options issued to officers and directors that were granted on May 10, 2007 and were being amortized over a twelve month period ending February 29, 2008, contract labor costs associated with our ramping up of our business, legal and professional fees, and travel costs and consultant fees associated we our initiatives to raise funding.

Interest Expense

For the three and nine month periods ending May 31, 2008 interest expense totaled $703,865 and $2,032,306, respectively.  This compares to interest expense of $50,413 and $566,416 for the same periods ended May 31, 2007.  The increase in interest expense is primarily associated with interest on the convertible secured notes issued September 10, 2007, and the associated amortization of deferred financing costs and debt discounts arising for the sourcing the financing and other considerations issued as part of the negotiation and execution of the convertible secured notes.

Oil and Gas Capital Investments at May 31, 2008

A summary of our capital investment in oil and gas properties as of May 31, 2008 is provided in the following table.  Total capital investments in each project / prospect are identified; and it is noted whether the capital costs are subject to and included in our amortization of oil and gas properties or not.

Project/Prospect	Location	Capital Investment
Subject to amortization:
Brushy Creek projects	Lavaca, TX	$1,699,504
Oakcrest prospect	Wharton County, TX	968,893
Shamrock project	Dewitt, TX	1,962,623
Baxter Bledsoe prospect	Clay County, KY	342,000
Bell prospect	Bell County, KY	326,475
Other	Louisiana	67,600
Cumulative amortization		(226,469)
Total		$5,140,626
Not subject to amortization:
Mound Branch project	Elk County, KS	$7,486,443
Total		$7,486,443

The amortization rate for our oil and gas property capital investments applied to our production during the nine months ending May 31, 2008 was $2.985 per Mcf.

Capital Resources and Liquidity

As of May 31, 2008 we had cash of $14,160 and a working capital deficit of $4,918,844.   We have principal repayments on the senior secured convertible notes with Metage and NCIM totaling $3,700,000 due on September 10, 2008.   This compares to a cash balance at May 31, 2007 of $ - 0 -, and a working capital deficit of $2,126,789.   Since our inception we have funded our oil and gas exploration and development activities, and out operating and working capital requirements through the issuance or equity and debt securities in private placements, and through contribution of funds and services by our officers and directors.

Our current level of operating cash flows generated from the sale of natural gas production are insufficient to meet our operating, general and administrative, debt services and working capital requirements on a monthly basis. Our current available cash is not sufficient to fund our capital requirements or to sustain our operating needs over the next twelve-month period. To execute our plans, we will require substantial financing and are actively working on options to raise funding necessary to meet our $3,700,000 principal repayment obligations due September 10, 2008 on our senior secured convertible notes issued September 10, 2007. Our primary options are to raise equity through private placements, or to utilize third party joint interest participation in our exploration and development projects. which would also allow us to reduce our capital investment cash requirements.  Such third party joint interest participation will reduce our interests in projects; but, would also permit us to meet our very near-term funding needs for debt service, reduce our capital expenditure financing needs and allow us to progress our oil and gas capital program; and help us meet our operating and working capital needs.  Third party joint interest participation in our projects / prospects also reduces our project / prospect risk profile, and reduces our dependence on the success of an individual project / prospect.

Should we raise funds through equity placements, existing stakeholders’ interests in Gulf Western could be negatively affected due to the dilution of their existing interests in us. Substantially all our assets are pledged as security to the note holders of our senior secured convertible notes issued on September 10, 2007 that mature on September 10, 2008.  If we are not successful in executing our plans we will be unable to repay the $3.7 million principal balance on the maturity of the notes; and we may not be able to continue our business and could cause us to cease operations, or at a minimum we will be required to scale back our business. The result of these actions would be that the existing stakeholders in us would lose some if not all of their investment.

Our net cash flow from production is approximately $125,000 per month. Our monthly net operating cash requirements, including interest payments, are approximately $215,000 each month with a monthly operating deficit of approximately $90,000.  Our available cash at July 15, 2008 is approximately $7,000.  Over the next twelve months, we intend to use substantially all of our funds as they become available to fund our net operating cash requirements of $1.58 million; to fund our $750,000 exploration and development projects; and to meet our $3.7 million debt and $500,000 loan principal repayment obligations on the convertible notes and our March 12, 2008 loan agreement, respectively. Investments related to our exploration and development projects include approximately (i) $150,000 to supervise and monitor the drilling of at least two Oakcrest Prospect wells in Texas, pursuant to the terms and conditions of the Amerpro participation agreement scheduled to close by August 1, 2008; (ii) $200,000 to further assess the Mound Branch Project; and (iii) $150,000 for the workover of various wells in the Shamrock and Brushy Creek projects that may arise over the next twelve months; and  (iv) $250,000 for other prospect identification, screening, evaluation and development.

Estimated Funding Requirements During the Twelve Months Ending May 31, 2009

Exploration, drilling, development and operating expenditures:
Oakcrest Prospect (1)	$150,000
Mound Branch Project	200,000
Shamrock and Brushy Creek - Workovers	150,000
Other prospects	250,000
Debt service, principal on convertible notes:
Senior secured convertible notes due September 10, 2008	3,700,000
One-year term loan executed March 12, 2008	500,000
Operating, general and administrative, and interest, net (2)	1,080,000
Working capital	500,000
Total	$6,530,000

(1)
Prepared on the basis that the Amerpro participation in the Oakcrest Prospect is closed on or before August 1, 2008.  Estimated funding requirements are associated primarily with our supervision of the operator during the drilling phase of the initial wells in the prospect.

(2)
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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended May 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GULF WESTERN PETROLEUM CORPORATION

Date: July 17, 2008	By:	/s/ Wm. Milton Cox
Wm. Milton Cox, Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this quarterly report on Form 10-QSB has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity In Which Signed	Date

/s/ Wm. Milton Cox	Chairman and Chief Executive Officer and Director	July 17, 2008
Wm. Milton Cox	(Principal Executive Officer)

/s/ Donald L. Sytsma	Chief Financial Officer, Corporate Secretary and Treasurer and Director	July 17, 2008
Donald L. Sytsma	(Principal Financial and Principal Accounting Officer)

/s/ Bassam Nastat	President and Director	July 17, 2008
Bassam Nastat