Form 10-K
period 2008-08-31
GULF WESTERN PETROLEUM CORP
filed 2012-10-04
CIK 1359699

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

or

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-52309

WHOLEHEALTH PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-048932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Howard Hughes Pkwy. Las Vegas, Nevada 89169

 (Address of principal executive offices)

(702) 262-6899
(Registrant’s telephone number, including area code)

Gulf Western Petroleum Corporation

(Former name, if changed since last report)

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 29, 2008:  $19,811,087.

As of August 31, 2008, the registrant had 57,907,107 outstanding shares.

Documents incorporated by reference:  None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on Wholehealth Products, Inc.’s current expectations, assumptions, estimates and projections about its business and industry. Words such as “believe,” “expect,” “intend,” “plan,” “may” and other similar expressions identify forward-looking statements. In addition, any statements referring to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Investors should further understand these forward-looking statements are based on the limited knowledge currently available to everyone concerned. Since many assumptions herein are likely to vary from what will actually occur, investors should treat all forward-looking statements only as illustrations based upon the assumptions and not as the operating results of Wholehealth Products, Inc. Therefore, investors are cautioned not to place undue reliance on forward-looking statements, which relate only to beliefs, expectations or intentions as of the date on which the statements are made. Wholehealth Products, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances arising after the date hereof. Thus, investors should refer to and carefully review information in future documents Wholehealth Products, Inc. files with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

Corporate History

Wholehealth Products, Inc. formerly Gulf Western Petroleum Corporation (the Company) was incorporated on February 21, 2006 in the State of Nevada as Georgia Exploration, Inc. The name was originally changed on March 8, 2007 and recently in July 2012 to Wholehealth Products, Inc. The Company was engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.

General Overview

The Company today is in the business of developing, manufacturing and marketing in vitro diagnostic (IVD) tests for over-the-counter (OTC or consumer), and point-of-care (POC or professional) use markets. The Company currently manufactures and markets a range of diagnostic test kits for consumer use through over-the-counter (OTC) sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known as Points-of-Care (POC), in the United States. These test kits are known as in vitro diagnostic test kits or “IVD” products.

Research and Development

Our business plan is focused on expanding in the medical field but we do not anticipate that we will expend any significant funds on research and development.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months, other than in the ordinary course of business.

Employees

We currently have three full-time and part-time employees. We generally utilize short term contractors, consultants and professional service providers, as necessary. Our directors and officers provide services on a month to month basis pursuant to oral arrangements, but have not signed employment or consulting agreements with us. We do not expect any material changes in the number of employees over the next twelve month period. We may enter formal written service agreements with our directors and officers in the future. We expect to utilize contractors and consultants as needed to meet our staffing needs, and will continue to periodically evaluate costs and benefits of staffing our resource requirements externally or internally. We expect that the level of success of our exploration and development initiatives will drive the timing and level of employees that we may retain in the future.

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

ITEM 1A. RISK FACTORS

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-K, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations.  Additional risks and uncertainties that the Company is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  The Company’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-K.  These are statements that relate to the Company’s expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

Early Revenue Stage Company:  Generation of Revenues

The Company is an early revenue stage company and an investor cannot readily determine if the Company will become profitable. The Company is likely to continue to experience financial difficulties during this early revenue stage and beyond. The Company may be unable to operate profitably, even if it generates additional revenues.  The Company may not obtain the necessary working capital to continue developing and marketing its products. Furthermore, the present products may not receive sufficient interest to generate revenues or achieve profitability.

Need for Future Capital: Long-Term Viability of Company

The Company will need additional capital to continue its operations.

There can be no assurance that the Company will generate revenues from present operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company’s financial position, operations and ability to continue as a going concern.  The company’s.’ operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products.  There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or if available, on terms favorable to the Company. Additionally, any future equity financing may be dilutive to stockholders present ownership levels and such additional equity securities may have rights, preferences, or privileges that are senior to those of the Company’s existing common stock.

Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on the flexibility of the Company to operate. The Company’s difficulty or failure to successfully obtain additional funding may jeopardize its ability to continue the business and its operations.

Unpredictability of Future Revenues:  Potential Fluctuations in Operating Results

As a result of the Company’s limited operating history; the Company is currently unable to accurately forecast its revenues.

Current and future expense levels are based largely on the Company’s marketing and development plans and estimates of future revenue.  Sales and operating results generally depend on volume and timing of orders and on the Company’s ability to fulfill such orders, both of which are difficult to forecast.  The Company Corp. may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an immediate adverse effect on the Company’s business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, The Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

The Company may experience significant fluctuations in future operating results due to a variety of factors, many of which are outside the Company’s control.  Factors that may affect operating results include:  (i) ability to obtain and retain customers, (ii) attract new customers at a steady rate and maintain customer satisfaction with products, (iii) the announcement or introduction of new services by Wholehealth Products, Inc. or its competitors, (iv) price competition, (v) the level of use and consumer acceptance of its products, (vi) the amount and timing of operating costs and capital expenditures relating to expansion of the business, operations and infrastructure, (vii) governmental regulations, and (viii) general economic conditions.

Flaws and Defects in Products

Products offered by the Company may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse product reviews and a loss or delay in market acceptance. There can be no assurance that flaws or defects will not be found in the Company’s products. Flaws and defects, if found, could have a materially adverse effect upon the business operations and financial condition of the Company. Marketing of any of the Company’s potential products may expose the Company to liability claims resulting from the use of the Company’s products. These claims might be made by consumers, health care providers, sellers of the Company’s products or others. A claim, particularly resulting from a clinical trial, or a product recall could harm the Company’s business, results of operations, financial condition, cash flow and future prospects.

Stock Price Volatility

The market price of the Company’s stock has fluctuated in the past and may continue to fluctuate in the future.  The Company believes such fluctuations will continue as a result of many factors, including US and World markets, financing plans, future announcements concerning the Company, the Company’s competitors, principal customers regarding financial results or expectations, industry supply or demand dynamics, new product introductions, governmental regulations, the commencement or results of litigation or changes in earnings estimates by analysts.  In addition, in recent years the stock market has experienced significant price and volume fluctuations often for reasons outside the control of the particular companies.  These fluctuations as well as general economic, political and market conditions may have an adverse affect on the market price of the Company’s common stock.

Worldwide Economic Conditions

The Company’s financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future.  Demand for the Company’s products may be adversely affected by negative macroeconomic factors affecting consumer spending.  Substantial tightening of consumer credit, low consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending.  These and other economic factors have reduced demand for the Company’s products and harmed the Company’s business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to the Company’s business, financial condition and operations.

Dependence on Sales through Retailers and Distributors

The Company’s business that depends significantly upon sales through retailers and distributors may be affected if the Company’s retailers and distributors are not successful.  As a result, the Company could experience reduced sales, substantial product returns or increased price protection, any of which would negatively impact the Company’s business, financial condition and results of operations.  A significant portion of the Company’s sales are made through retailers, either directly or through distributors.  If the Company’s retailers and distributors are not successful, due to weak consumer retail demand caused by the current worldwide economic downturn, decline in consumer confidence, or other factors, the Company could continue to experience reduced sales as well as substantial product returns or price protection claims, which could harm the Company’s business, financial condition and operations.

Limited Management Personnel

Under the Company’s business plan, significant and material matters of business must be conducted and concluded in a timely fashion.  The execution of the Company’s business plan places a significant strain on the Company’s management while providing little or no immediate compensation.

There can be no assurance that the Company’s planned personnel, systems, procedures and controls will be adequate to support its future operations, management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the company is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be adversely affected.

Competition

The market in which Wholehealth Products, Inc. competes is highly competitive, and the Company has no assurance that it will be able to compete effectively, especially against established industry competitors with significantly greater financial resources. The Company expects it may face competition from a few competitors with potentially greater financial resources, well-established brand names and large, pre-existing customer bases.

Dependence on Management

The Company’s performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of the Company. The Company’s performance will also depend on the Company’s ability to retain and motivate its other officers and key employees.  The Company’s inability to retain its executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.  The Company’s future success depends to a great extent on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel.  Competition for such personnel can be intense and there is no assurance the Company will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.

Development of Brand Awareness

For certain market segments that the company plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If the Company’s brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be adversely affected. Wholehealth Products, inc. brand awareness efforts have required, and will most likely continue to require additional expenses.

Intellectual Property Protection:  Uncertainty of Protection of Proprietary Rights

Wholehealth Products, Inc. currently relies on a combination of patents, trademarks, trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. Despite efforts to safeguard and maintain the company’s proprietary rights, there can be no assurance the Company will be successful in doing so or its competitors will not independently develop products substantially equivalent or superior.

The Company also relies on trade secrets and proprietary know-how, which the Company seeks to protect by confidentiality and non-disclosure agreements with its employees, consultants, and third parties.  There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that certain of the company’s trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.

Protecting or defending the Company’s IP rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity may require litigation. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on the Company.’ business, prospects, financial condition, or operating results.

Availability and Coverage of Insurance

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the

Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on the Company’s financial condition and operating results.

Penny Stock Regulation

The Company’s securities sold as part of financing provided to the Company may be subject to “penny stock rules” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, the latter of which are generally people with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly. For transactions covered by these rules, the Company and/or broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell the Company’s securities. The foregoing required penny stock restrictions will not apply to the Company’s common stock if such securities maintain a market price of $5.00 or greater. Therefore the challenge for the Company is that the market price of the Company’s common stock may not reach or remain at such a level.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company is located in Las Vegas, but will soon relocate to Irvine California.

ITEM 3. LEGAL PROCEEDINGS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of the Company's common stock are quoted and traded on the OTC Markets (www.otcmarkets.com) via the trading symbol “GWPC.”

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended August 31, 2008 and 2007. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

Date	Bid Price
FY 2008	HIGH	LOW
First Quarter	.85	.65
Second Quarter	.75	.35
Third Quarter	.55	.20
Fourth Quarter	.40	.02
FY 2007	HIGH	LOW
First Quarter	$1.30	$0.93
Second Quarter	$1.10	$0.84
Third Quarter	$0.93	$0.55
Fourth Quarter	$0.60	$0.22

At August 31, 2008, the market price of the Company's common stock was .02 per share.

As of August 31, 2008, there were 57,907,107 issued and outstanding shares of common stock held by an estimated 352 holders of record.

DIVIDEND POLICY. The Company has not paid and do not plan to pay cash dividends at this time.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended August 31, 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total revenue was $620,251 for the year ended August 31, 2008 compared to $0 for the prior year.

RESEARCH AND DEVELOPMENT

There were no research and development cost during the fiscal year ended August 31, 2008 and August 31, 2007.

OPERATING EXPENSES

Total operating expenses for the fiscal year ended August 31, 2008 compared to 2007 increased to $3,063,375 from $2,685,499.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2008, the Company had a deficiency in working capital of $0.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and supplementary data are included beginning immediately before the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s upper Management, including the Chief Executive, Chief Financial, and Chief Operating Officers, as of the end of the period covered by this Annual Report on Form 10-K, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were not effective as described in the act, although efforts were made to do so and to ensure information required to be disclosed in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  As we continue to expand, we aim to become effective in the areas of disclosure controls and procedures in order to move the Company forward successfully.

Management, including the Chief Executive Officer/Chief Financial Officer and Chief Operating Officer, do not expect its present disclosure controls and procedures nor its internal controls will allow nor prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance the objectives of the control system are met.  Further, the design of a control system must reflect the fact that resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles and are as free of fraud as best as can be determined. Accordingly, management believes the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of August 31, 2008, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.  It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point.  We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures, in particular in association with the recent acquisition of ASPL and BBB.  Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive/Interim Chief Financial, and Chief Operating Officers, effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with GAAP, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2008, management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2008 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2008.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

There were no significant changes previously in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of September 10, 2012 are as follows:

Name	Age	Position
Joseph Arcaro	48	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Biographical information for Joseph Arcaro

Mr. Arcaro attended Ohio State University to 2003 and was a stock broker with a series 7, 63 and 65 licenses-From 2004 to present Mr. Arcaro has been self employed as a business and investment consulting to multiple publicly held companies.

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company's executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of that Act. However, although not required, certain of such persons voluntarily file beneficial ownership reports with the Securities and Exchange Commission.

Code of Ethics and Corporate Policies

Wholehealth Products, Inc. has created and adopted a Code of Ethics and Corporate Policy.  Since its inception, the policy has been updated and the current policy is presented below:

In all societies, the opportunity to be a successful member of the community is an important role we must all be a part of.  Any company must, therefore, understand its critical role and how to be a good member of that community. Like a three-legged stool, of which all three legs must exist in order for it to stand, we at Wholehealth Products, Inc. see three critical components for our success and ability to be a good member of our community at large, both here and abroad: The Company, Investors & Shareholders, and our Customers & Patients.  In no particular order do these responsibilities preside, since all are critical, required for success, and important to the Company and our communities in which we reside, work and play.

Therefore, one of those stool legs stands for our responsibility to the Company, including employees, near and far, in house and out, research, development, sales, and marketing members through to our vendors. We recognize their merit and aim for all to engender a sense of well-being and security in their jobs through good working conditions, relationships, and compensation for a job well done and helping them address and fulfill their family responsibilities. Furthermore, there is equal opportunity for employment, development, advancement, and allowance for suggestions to advance the Company. Lastly, we provide management and guidance, through being good leaders and enabling opportunities for redressing issues.

Another leg of the stool stands for the responsibility to our investors and stockholders.  Although the Company must experiment with new ideas and plans, it is tantamount to being successful, for through our success, we are able to return this to our investors and shareholders, without whom we would not exist as a Company.  We will therefore, utilize research as a means to an end, developing innovative programs and advancing the state of the Company as a result, with the clear intention to ensure success and appreciation of those who believe in us and in our dreams, research, plans and our provision of ultimately useful products for the community.

The final leg of the stool represents how we must always be cognizant of those who use our products and services.  In meeting their needs, everything we do should be designed with the highest quality in mind so as to ensure a valuable end product for those for whom we ultimately work, our customers and patients.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended August 31, 2008 and 2007.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation

None.

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended August 31, 2008 and 2007; neither were there any prerequisites or other personal benefits. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

The Company’s Directors are compensated for their participation on the Board of Directors for performance of their duties as directed by the Chairman of the Company. The Board of Directors has not set a fixed compensation fee plan for Directors, but chooses to review Board and individual Director performance on an annual basis and compensation is earned on a merit-system.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at September 10, 2012 certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group

Name and Address	Number of Shares Beneficially Owned (1,2)	Percentage of Common Stock
Joseph Arcaro 3800 Howard Hughes Pkwy. Las Vegas, Nevada 89169	100,000,000	65%
(1) Percentages based on 153,814,054 shares of common stock issued and outstanding as of September 10, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed by the Company’s auditor Malone & Bailey, PC and GBH CPAs, PC for professional services rendered for each of the last two fiscal years ended August 31, 2008 and 2007:

Service	2008	2007
Audit Fees	$-	$99,095
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$99,095

AUDIT FEES consist of fees billed for professional services rendered for the audit of the consolidated financial statements included in the Company’s annual reports, reviews of the Company’s interim consolidated financial statements included in the Company’s quarterly reports, or other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements, such as financial reports filed with the Securities and Exchange Commission.

AUDIT-RELATED FEES. None.

TAX FEES consist of fees billed for professional services for tax compliance, tax advice and tax planning, including e assistance regarding compliance with federal, state and local tax rules and regulations and consultation in connection with various transactions and acquisitions.

ALL OTHER FEES consist of fees billed for products and services provided by the principal accountant other than Audit Fees, Audit-Related Fees and Tax Fees.

The Company does not have an Audit Committee.  The Board of Directors performs the functions that would be performed by an audit committee.  The Board pre-approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Board regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Board may also pre-approve particular services on a case-by-case basis.

The Board pre-approved 100% of the Company's 2008 and 2007 audit fees, audit-related fees, tax fees, and all other fees. To the Company's knowledge, none of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended August 31, 2008 and 2007 were attributed to work performed by a person other than the principal accountant's full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Annual Report on Form 10-K.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2		3.1	5/3/2006
3.2	Certificate of Amendment to the Articles of Incorporation		SB-2/A		3.2	1/31/2008
3.3	Certificate of Amendment to the Articles of Incorporation		S-8		3.3	3/12/2007
3.4	Bylaws of the Company		8-A		3.4	11/9/2006
4.1	Specimen of Stock Certificate		S-8		4.1	11/9/2006
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

WHOLEHEALTH PRODUCTS, INC.
(Formerly Gulf Western Petroleum Corporation)
CONSOLIDATED BALANCE SHEET
(unaudited)

	August 31,	August 31,
	2008	2007
Assets:
Current Assets
Cash	$ -	$ 1,925
Accounts Receivable	-	209,594
Total Current Assets	-	211,519
Office Equipment,		13,185
Deferred Financing costs, net of amortization	-	56,123
Oil and Gas Properties	-	11,733,195
Total Other Assets	-	11,802,503

Total Assets	$ -	$ 12,014,022
Liabilities:
Current Liabilities:
Convertible Notes Payable	$ -	$ 238,710
Accounts Payable	-	1,180,133
Notes Payable - Related Parties	-	914,114
Total Current Liabilities	-	2,332,957
Long Term Obligations		2,533,413
Total Liabilities	-	4,866,370

Stockholders' Equity (Deficit):
	-	-
Common Stock, $ 0.001 par value, 1.2 billion shares authorized
shares issued 57,907,107 and 53,489,662 respectively	57,907	53,490
Additional Paid in Capital	13,897,876	10,911,412
Accumulated Deficit	(13,955,783)	(3,817,250)
Total Stockholders' Deficit	-	7,147,652

Total Liabilities and Stockholders' Deficit	$ -	$ 12,014,022

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(Formerly Gulf Western Petroleum Corp)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Years Ended
	August 31,	August 31,
	2008	2007
Revenues	$ 620,251	$ -

Gross Margin	$ 620,251	-

Operating Expenses:
Production Expenses	143,081	-
Depletion Depreciation Amort.	232,781	5,157
General and Administrative	2,687,513	2,680,342
Operating Expenses	3,063,375	2,685,499

Operating (Loss)	(2,443,124)	(2,685,499)

Other Expenses:
Interest Expense, Net	(2,031,567)	(546,625)
Loss on Disposal	(5,663,842)	-

Net Income (Loss)	$ (10,138,533)	$ (3,232,124)

Loss per Share, Basic &
Diluted	$ (0.18)	$ (0.08)

Weighted Average Shares
Outstanding	55,698,385	42,052,238

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A. GULF WESTERN PETROLEUM CORPORATION)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(unaudited)
						Deficit
	Preferred	Preferred	Common	Stock	Additional Paid in	Accumulated During
	Shares	Stock	Shares	Amount	Capital	Development Stage	Total
Balance August 31, 2007	-	-	53,489,662	$53,490	$10,911,412	$ (3,817,250)	$7,147,652
Amortization of stock options	-	-	-	-	783,469	-	783,469
Beneficial conversion of Warrants	-	-	2,554,000	2,554	1,512,025	-	1,514,579
Common Shares for Services	-	-	351,725	352	125,646	-	125,998
Conversion to Common Stock			1,500,000	1,500	561,000	-	562,500
Shares for reduction of note payable	-	-	11,750	11	4,324	-	4,335
Net loss for the period	-	-	-	-	-	(10,138,533)	($10,138,533)
Balance August 31, 2008	-	-	57,907,137	57,907	13,897,876	(13,955,783)	-

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC. (F.K.A. GULF WESTERN PETROLEUM CORP.) CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the Years Ended
	August 31,	August 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$ (10,138,533)	$ (3,232,124)
Adjustments to reconcile net loss to net cash
used by operating activities: Depreciation/Amortization	2,350,918	851,920
Shares issued for services	20,887	790,500
Forgiveness of Debt	6,019,194	-
Changes in Operating Assets and Liabilities:	-	-

Increase in Accounts Receivable	209,594	(209,594)
Increase in Accounts Payable and Interest	(1,180,133)	911,129
Net Cash (Used) in Operating Activities	(2,718,073)	(888,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Properties	2,716,148	(4,745,245)
Net Cash Used by Investing Activities	2,716,148	(4,745,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds and Advances		6,175,776
Repayment of Notes	-	(853,018)
Net Cash Provided by Financing Activities	-	5,322,758

Net (Decrease) Increase in Cash	(1,925)	(310,656)
Cash at Beginning of Period	1,925	312,581
Cash at End of Period	$ -	$ 1,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 00,137	$ 22,929
Franchise and Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

                                                  (FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wholehealth Products, Inc. formerly Gulf Western Petroleum Corporation (the Company) was incorporated on February 21, 2006 in the State of Nevada as Georgia Exploration, Inc. The name was originally changed on March 8, 2007 and recently in July 2012 to Wholehealth Products, Inc. The Company was engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.

The Company today is in the business of developing, manufacturing and marketing in vitro diagnostic (IVD) tests for over-the-counter (OTC or consumer), and point-of-care (POC or professional) use markets. The Company currently manufactures and markets a range of diagnostic test kits for consumer use through over-the-counter (OTC) sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known as Points-of-Care (POC), in the United States. These test kits are known as in vitro diagnostic test kits or “IVD” products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which  present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Equipment

Equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) or seven (7) years.  Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of August 28, 2012.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

 The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding as of August 31, 2008.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for 2008 and 2007.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

The following accounting standards were issued as of December 26, 2011:

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.

This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $13,955,783 at August 31, 2008.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office Space

The Company leased space from its chief operating officer. The Company has not recognized this cost as it was immaterial to the financial statements.

NOTE 5 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of August 31, 2008 and 2007:

	August 31, 2008	August 31, 2007
Deferred Tax Assets – Non-current:

NOL Carryover	$(13,944,283)	$(13,944,283)
		-
Less valuation allowance	13,944,283	13,944,283

Deferred tax assets, net of valuation allowance	$-	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2008 and 2007 due to the following:

	2008	2007

Book Income	-	-
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	-	-
	$ -	$ -

At August 31, 2008, the Company had net operating loss carry forwards of approximately $13,944,283 that may be offset against future taxable income from the year 2009 to 2029. No tax benefit has been reported in the August 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

The company in July 2012 changed its name to Wholehealth Products, Inc. to reflect its new business operations.  The Company in July 2012 issued 100,000,000 shares of stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHOLEHEALTH PRODUCTS, INC.

By: /s/ Joseph Arcaro

Joseph Arcaro

President, Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors

(Principal Executive Officer On behalf of the Registrant) and (Principal Financial Officer)

Date: October 4, 2012