Form 10-Q
period 2008-11-30
GULF WESTERN PETROLEUM CORP
filed 2012-10-04
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52309

WHOLEHEALTH PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-048932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Howard Hughes Pkwy. Las Vegas, Nevada 89169	89169
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(702) 262-6899

Gulf Western Petroleum Corporation
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 30, 2008, the issuer had 57,907,107 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
(Formerly Gulf Western Petroleum Corp.)
BALANCE SHEET

	November 30,	August 31,
	2008	2008
Assets:
Current Assets
Cash	$ -	$ -
Accounts Receivable	-	-
Total Current Assets	-	-

Other Assets
Investment in Subsidiaries	-	-
Total Other Assets	-	-

Total Assets	$ -	$ -

Liabilities:
Current Liabilities
Accounts Payable	$ -	$ -
Notes Payable - Related Parties	-	-
Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity (Deficit):

Common Stock, par value 1.2 billion shares authorized
Issued 57,907,107 shares respectively	57,907	57,907
Additional Paid in Capital	13,900,876	13,897,876
Accumulated Deficit	(13,958,783)	(13,955,783)
Total Stockholders' Deficit	-	-

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(Formerly Gulf Western Petroleum Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	November 30,	November 30,
	2008	2007
Revenues	$ -	$ -
Costs of Services	-	-

Gross Margin	-	-

Operating Expenses:
Depreciation	-	1,147
Interest	-	665,287
General and Administrative	3,000	1,222,353
Operating Expenses	3,000	1,888,787

Operating (Loss)	(3,000)	(1,888,787)

Gain (Loss) Before Taxes	(3,000)	(1,888,787)

Income Tax	-	-

Net Income (Loss)	$ (3,000)	$ (1,888,787)

Loss per Share, Basic &
Diluted	$ (0.00)	$ (0.03)

Weighted Average Shares
Outstanding	57,907,107	56,121,956

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(Formerly Gulf Western Petroleum Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	November 30,	November 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$ (3,000)	$ (1,888,787)
Adjustments to reconcile net loss to net cash
used by operating activities:
Value of Services Contributed	3,000	20,887
Depreciation and amortization	-	889,627
Changes in Operating Assets and Liabilities:	-	-
(Increase) Decrease in Accounts Receivable	-	(32,617)
Increase in Inventory	-	-
Increase in Accounts Payable	-	(1,199,961)
Net Cash (Used) in Operating Activities	-	(2,210,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in oil properties	-	(707,409)
Net Cash Used by Investing Activities	-	(707,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	-	2,999,000
Sale of Common Stock Option	-	-
Net Cash Provided by Financing Activities	-	2,999,000

Net (Decrease) Increase in Cash	-	80,740
Cash at Beginning of Period	-	1,925
Cash at End of Period	$ -	$ 82,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 0	$ 162,795
Franchise and Income Taxes	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2008

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-

35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2008.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2008.

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

There were no potentially dilutive shares outstanding as of November 30, 2008.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for three month period ended November 30, 2008 and 2007.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $13,958,783 at November 30, 2008.

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

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

The company in July 2012 changed its name to Wholehealth Products, Inc. to reflect its new business operations.  The Company in July 2012 issued 100,000,000 shares of stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED  FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

THE COMPANY'S FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2008 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the quarter ended November 30, 2008 and November 30, 2007.

Research and Development

There were no research and development cost during the quarter ended November 30, 2008 and November 30, 2007.

Operating Expenses

Total operating expenses for the quarter ended November 30, 2008 compared to 2007 decreased to $3,000 from $1,222,353.

Liquidity and Capital Resources

As of November 30, 2008, the Company had a deficiency in working capital of $0.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-Q, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations.  Additional risks and uncertainties that the Company is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  The Company’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-Q.  These are statements that relate to the Company’s expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

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

Item 4. Controls and Procedures.

The Company’s upper Management, including the Chief Executive, Chief Financial, and Chief Operating Officers, as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were not effective as described in the act, although efforts were made to do so and to ensure information required to be disclosed in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  As we continue to expand, we aim to become effective in the areas of disclosure controls and procedures in order to move the Company forward successfully.

Management, including the Chief Executive Officer/Chief Financial Officer and Chief Operating Officer, do not expect its present disclosure controls and procedures nor its internal controls will allow nor prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance the objectives of the control system are met.  Further, the design of a control system must reflect the fact that resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles and are as free of fraud as best as can be determined. Accordingly, management believes the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of November 30, 2008, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.  It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point.  We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures, in particular in association with the recent acquisition of ASPL and BBB.  Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive/Chief Financial, and Chief Operating Officers, effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with GAAP, including those policies and procedures that:

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended November 30, 2008, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of November 30, 2008 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of November 30, 2008.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of November 30, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

There were no significant changes previously in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There are no publicly traded securities of the Company and market risk is not a factor regarding the existing securities.

Item 4.

Mining Safety Disclosures.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHOLEHEALTH PRODUCTS, INC.

Dated: October 4, 2012

By: /s/ Joseph Arcaro Joseph Arcaro, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors