Form 10-K
period 2009-08-31
GULF WESTERN PETROLEUM CORP
filed 2012-10-05
CIK 1359699

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 29, 2009:  $19,811,087.

As of August 31, 2009, the registrant had 53,814,054 outstanding shares.

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

The following table sets forth the high and low bid prices for the Company's shares for each quarter during the two fiscal years ended August 31, 2009 and 2008. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

Date	Bid Price
FY 2009	HIGH	LOW
First Quarter	.85	.65
Second Quarter	.75	.35
Third Quarter	.55	.20
Fourth Quarter	.40	.02
FY 2008	HIGH	LOW
First Quarter	.85	.65
Second Quarter	.75	.35
Third Quarter	.55	.20
Fourth Quarter	.40	.02

At August 31, 2009, the market price of the Company's common stock was .02 per share.

As of August 31, 2009, there were 53,814,054 issued and outstanding shares of common stock held by an estimated 352 holders of record.

DIVIDEND POLICY. The Company has not paid and do not plan to pay cash dividends at this time.

ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended August 31, 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total revenue was $0 for the year ended August 31, 2009 compared to $620,251 for the prior year.

RESEARCH AND DEVELOPMENT

There were no research and development cost during the fiscal year ended August 31, 2009 and August 31, 2008.

OPERATING EXPENSES

Total operating expenses for the fiscal year ended August 31, 2009 compared to 2008 decreased to $12,000 from $4,951,861.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2009, the Company had a deficiency in working capital of $0.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of August 31, 2009, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.  It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point.  We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures, in particular in association with the recent acquisition of ASPL and BBB.  Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2009, management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2009 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2009.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended August 31, 2009 and 2008.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation

None

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, option awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended August 31, 2009 and 2008; neither were there any prerequisites or other personal benefits. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed by the Company’s auditor Malone & Bailey, PC and GBH CPAs, PC for professional services rendered for each of the last two fiscal years ended August 31, 2009 and 2008:

Service	2009	2008
Audit Fees	$-	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$-

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

The Board pre-approved 100% of the Company's 2008 and 2008 audit fees, audit-related fees, tax fees, and all other fees. To the Company's knowledge, none of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the fiscal years ended August 31, 2009 and 2008 were attributed to work performed by a person other than the principal accountant's full-time employees.

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

WHOLEHEALTH PRODUCTS, INC
(F.K.A. GULF WESTERN PETROLEUM CORPORATION)
CONSOLIDATED BALANCE SHEET
(unaudited)

	August 31,	August 31,
	2009	2008
Assets:
Current Assets
Cash	$ -	$ -
Accounts Receivable	-	-
Total Current Assets	-	-

Other Assets
Investment in Subsidiaries	-	-
Total Other Assets	-	-

Total Assets	$ -	$ -

Liabilities:
Current Liabilities
Accounts Payable	$ -	$ -
Notes Payable - Related Parties	-	-
Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000
shares, Issued 0 shares respectively	-	-
Common Stock, par value $0.001, 1.2 billion authorized
shares, issued 53,814,054 and 57, 907,107 shares respectively	53,814	57,907
Additional Paid in Capital	13,913,969	13,897,876
Accumulated Deficit	(13,967,783)	(13,955,783)
Total Stockholders' Deficit	-	-

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A. GULF WESTERN PETROLEUM CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Years Ended
	August 31,	August 31,
	2009	2008
Revenues	$ -	$ 620,251
Costs of Services	-	143,081

Gross Margin	-	477,170

Operating Expenses:
Depreciation Amortization	-	232,781
Interest	-	2,031,567
General and Administrative	12,000	2,687,513
Operating Expenses	12,000	4,951,861

Operating (Loss)	(12,000)	(4,474,691)

Gain (Loss) Before Taxes	(12,000)	(4,474,691)

Loss on Disposal	-	(5,663,842)

Net Income (Loss)	$ (12,000)	$ (10,138,533)

Loss per Share, Basic &
Diluted	$ (0.00)	$ (0.18)

Weighted Average Shares
Outstanding	53,814,054	55,698,385

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A. GULF WESTERN PETROLEUM CORPORATION)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(unaudited)
					Additional	Deficit
	Preferred	Preferred	Common	Stock	Paid in	Accumulated During
	Shares	Stock	Shares	Amount	Capital	Development Stage	Total
Balance August 31, 2007	-	-	53,489,662	$ 53,490	$ 10,911,412	$ (3,817,250)	$ 7,147,652
Amortization of stock options	-	-	-	-	783,469	-	783,469
Beneficial conversion of Warrants	-	-	2,554,000	2,554	1,512,025	-	1,514,579
Common Shares for Services	-	-	351,725	352	125,646	-	125,998
Conversion to Common Stock			1,500,000	1,500	561,000	-	562,500
Shares for reduction of note payable	-	-	11,750	11	4,324	-	4,335
Net loss for the period	-	-	-	-	-	(10,138,533)	(10,138,533)
Balance August 31, 2008	-	-	57,907,137	57,907	13,897,876	(13,955,783)	-
Shares cancelled	-	-	(4,093,053)	(4,093)	4,093	-	-
Net Loss	-	-	-	-	12,000	(12,000)	(12,000)
Balance August 31, 2009	-	-	53,814,054	$ 53,814	13,913,969	$ (13,967,783)	$ (12,000)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A. GULF WESTERN PETROLEUM CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Years Ended
	August 31,	August 31,
	2009	2008
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$ (12,000)	$ (10,138,533)
Adjustments to reconcile net loss to net cash
used by operating activities:		2,350,918
Shares issued for services and contributed services	12,000	20,817
Forgiveness of Debt		6,019,194
Changes in Operating Assets and Liabilities:	-	-
Accounts Receivable		209,594
Increase in Inventory	-	-
Increase in Accounts Payable	-	(1,180,133)
Net Cash (Used) in Operating Activities	-	(2,718,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock		2,716,148
Sale of Common Stock Option	-	-
Net Cash Provided by Financing Activities	-	2,716,148

Net (Decrease) Increase in Cash	-	(1,995)
Cash at Beginning of Period	-	1,995
Cash at End of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 0	$ 0
Franchise and Income Taxes	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

 (FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2009 AND 2008

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2009.

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

There were no potentially dilutive shares outstanding as of August 31, 2009.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for 2009 and 2008.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $13,967,783 at August 31, 2009.

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

Net deferred tax assets consist of the following components as of August 31, 2009 and 2008:

	August 31, 2009	August 31, 2008
Deferred Tax Assets – Non-current:

NOL Carryover	$(13,944,283)	$(13,944,283)
		-
Less valuation allowance	13,944,283	13,944,283

Deferred tax assets, net of valuation allowance	$-	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2009 and 2008 due to the following:

	2009	2008

Book Income	-	-
Meals and Entertainment	-	-
Stock for Services	-	-
Accrued Payroll	-	-
Valuation allowance	-	-
	$ -	$ -

At August 31, 2009, the Company had net operating loss carry forwards of approximately $13,944,283 that may be offset against future taxable income from the year 2010 to 2030. No tax benefit has been reported in the August 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

9

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

Date: October 5, 2012