Form 10-Q
period 2011-02-28
GULF WESTERN PETROLEUM CORP
filed 2012-10-05
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 28, 2011, the issuer had 53,814,054 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A. GULF WESTERN PRODUCTS, INC.)
BALANCE SHEETS (unaudited)

Assets:	February 28,	August 31,
Current Assets	2011	2010
Cash	$ -	$ -
Accounts Receivable	-	-
Total Current Assets	-	-

Other Assets
Investment in Subsidiaries	-	-
Total Other Assets	-	-

Total Assets	$ -	$ -

Liabilities:
Current Liabilities
Accounts Payable	$ -	$ -
Notes Payable - Related Parties	-	-
Total Current Liabilities	-	-

Total Liabilities	-	-

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000
shares, Issued 0 shares respectively	-	-
Common Stock, par value $0.001, 1.2 billion authorized
shares, issued 53,814,054 shares respectively	53,814	53,814
Additional Paid in Capital	13,931,969	13,925,969
Accumulated Deficit	(13,985,783)	(13,979,783)
Total Stockholders' Deficit	-	-

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A. GULF WESTERN PETROLEUM, CORP)
STATEMENT OF OPERATIONS (unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Revenues	$ -	$ -	$ -	$ -
Costs of Services	-	-	-	-

Gross Margin	-	-	-	-

Operating Expenses:
Professional Fees	-	-	-	-
Salaries	-	-	-	-
General and Administrative	3,000	3,000	6,000	6,000
Operating Expenses	3,000	3,000	6,000	6,000

Operating (Loss)	(3,000)	(3,000)	(6,000)	(6,000)

Gain (Loss) Before Taxes	(3,000)	(3,000)	(6,000)	(6,000)

Income Tax	-	-	-	-

Net Income (Loss)	$ (3,000)	$ (3,000)	$ (6,000)	$ (6,000)

Loss per Share, Basic &
Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares
Outstanding	53,814,054	53,814,054	53,814,054	53,814,054

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A. GULF WESTERN PETROLEUM, CORP.)
STATEMENT OF CASH FLOWS (unaudited)

For the Six Months Ended
	February 28,	February 28,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITES:
Net Loss for the Period	$ (6,000)	$ (6,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for services and contributed services	6,000	6,000
Changes in Operating Assets and Liabilities:	-	-
Increase in Inventory	-	-
Increase in Accounts Payable	-	-
Net Cash (Used) in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	-	-
Net Cash Used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Common Stock		-
Sale of Common Stock Option	-	-
Net Cash Provided by Financing Activities	-	-

Net (Decrease) Increase in Cash	-	-
Cash at Beginning of Period	-	-
Cash at End of Period	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ 0	$ 0
Franchise and Income Taxes	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2011

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2011.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2011.

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

There were no potentially dilutive shares outstanding as of February 28, 2011.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for six month period ended February 28, 2011 and February 28, 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $13,961,783 at February 28, 2011.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF FEBRUARY 28, 2011 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the three and six month period ended February 28, 2011 and February 28, 2010.

Research and Development

There were no research and development cost during the quarter ended February 28, 2011 and February 28, 2010.

Operating Expenses

Total operating expenses for the three months ended February 28, 2011 and February 28, 2010 were $3,000.

Total operating expenses for the six months ended February 28, 2011 and February 28, 2010 were $6,000.

Liquidity and Capital Resources

As of February 28, 2011, the Company had a deficiency in working capital of $0.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of February 28, 2011, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.  It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point.  We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures, in particular in association with the recent acquisition of ASPL and BBB.  Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended February 28, 2011, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of February 28, 2011 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of February 28, 2011.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of February 28, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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