Form 10-K/A
period 2012-08-31
WHOLEHEALTH PRODUCTS, INC.
filed 2013-01-30
CIK 1359699

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of August 31, 2012, the registrant had 53,814,054 outstanding shares.

Documents incorporated by reference:  None.

EXPLANATORY NOTE

Wholehealth Products, Inc. is filing this Amendment No. 1 to our Form 10-K Annual Report, as filed with the U.S. Securities and Exchange Commission on December 14, 2012, to revise Item 8. All other items remain unchanged from the original filing.

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

ITEM 1A. RISK FACTORS

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-K/A, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operations.  Additional risks and uncertainties that the Company is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations.  The Company’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-K/A.  These are statements that relate to the Company’s expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

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

OPERATING EXPENSES

Total operating expenses for the fiscal year ended August 31, 2012 and August 31, 2011 were $372,000 and 12,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s upper Management, including the Chief Executive, Chief Financial, and Chief Operating Officers, as of the end of the period covered by this Annual Report on Form 10-K/A, have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) were not effective as described in the act, although efforts were made to do so and to ensure information required to be disclosed in reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As we continue to expand, we aim to become effective in the areas of disclosure controls and procedures in order to move the Company forward successfully.

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

In connection with the preparation of this Annual Report on Form 10-K/A for the year ended August 31, 2012, management, with the participation of our Chief Executive Officer/Interim Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2012 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2012.

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

This Annual Report on Form 10-K/A does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Annual Report on Form 10-K/A.

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

**Furnished herewith.

WHOLEHEALTH PRODUCTS, INC
BALANCE SHEET
(Audited)

	August 31,	August 31,
	2012	2011
Assets:
Current Assets
Cash	$—	$—
Accounts Receivable	—	—
Total Current Assets	—	—

Total Assets	$—	$—

Liabilities:
Current Liabilities
Accounts Payable	$—	$—
Loan Payable - Related Party	—	—
Total Current Liabilities	—	—

Total Liabilities	—	—

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000
shares, Issued 0 shares respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized
shares issued and outstanding 153,814,054 and 53, 814, 054	153,814	53,814
Additional Paid in Capital	14,209,969	13,937,969
Accumulated Deficit	(14,363,783)	(13,991,783)
Total Stockholders' Deficit	—	—

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(Audited)

	For the Years Ended
	August 31,	August 31,
	2012	2011
Revenues	$—	$—
Costs of Services	—	—

Gross Margin	—	—

Operating Expenses:
Stock for Services	360,000	—
Salaries	—	—
General and Administrative	12,000	12,000
Operating Expenses	372,000	12,000

Operating (Loss)	(372,000)	(12,000)

Gain (Loss) Before Taxes	(372,000)	(12,000)

Income Tax	—	—

Net Income (Loss)	$(372,000)	$(12,000)

Loss per Share, Basic &
Diluted	$(0.01)	$(0.00)

Weighted Average Shares
Outstanding	62,147,338	53,814,054

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
(F.K.A GULF WESTERN PETROLEUM CORP.)
STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
(Audited)

					Additional	Deficit
	Preferred	Preferred	Common	Stock	Paid in	Accumulated During
	Shares	Stock	Shares	Amount	Capital	Development Stage	Total
Balance August 31, 2010	—	—	53,814,054	$53,814	$13,925,969	$(13,979,783)	$—
Net Loss for the period	—	—	—	—	12,000	(12,000)	—
Balance August 31, 2011	—	—	53,814,054	$53,814	$13,937,969	$(13,991,783)	$—
Shares issued for services	—	—	100,000,000	100,000	260,000	—	360,000
Net loss	—	—	—	—	12,000	(372,000)	(360,000)
Balance August 31, 2012	—	—	153,814,054	$153,814	$14,209,969	$(14,363,783)	$—
The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Audited)

For the Years Ended
	August 31,	August 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(372,000)	$(12,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for Services and contributed services	372,000	12,000
Changes in Operating Assets and Liabilities:	—	—
Increase in Inventory	—	—
Increase in Accounts Payable	—	—
Net Cash (Used) in Operating Activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	—	—
Net Cash Used by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable - Related Parties	—	—
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$0	$0
Franchise and Income Taxes	$0	$0

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

Net deferred tax assets consist of the following components as of August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Deferred Tax Assets – Non-current:

NOL Carryover	$(13,944,283)	$(13,944,283)
		—
Less valuation allowance	13,944,283	13,944,283

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2012 and 2011 due to the following:

	2012	2010

Book Income	(372,000)	—
Meals and Entertainment	—	—
Stock for Services 360,000	360,000	—
Accrued Payroll	12,000	—
Valuation allowance	—	—
	$—	$—

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

NOTE 6 - COMMON STOCK

In July 2012 the Company issued 100,000,000 shares of stock to its officer. The shares were valued at market which at the time was .$.0036 per share. The Company has recognized the issuance under stock for services in the statement of operations.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	In September 2012 the Company effectuated a 130 to 1 reverse stock split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHOLEHEALTH PRODUCTS, INC.

By: /s/ Charles Strongo Charles Strongo President, Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: January 29, 2013
By: /s/ Richard Johnson Richard Johnson Treasurer (Principal Financial Officer) Date: January 29, 2013

