Form 10-Q
period 2012-11-30
WHOLEHEALTH PRODUCTS, INC.
filed 2013-01-30
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 28, 2013, the issuer had 1,183,273 shares of its common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WHOLEHEALTH PRODUCTS, INC.

BALANCE SHEET

(Unaudited)

	November 30,	August 31,
	2012	2012

Assets:
Current Assets
Cash	$2,132	$—
Accounts Receivable	—	—
Total Current Assets	2,132	—

Total Assets	$2,132	$—

Liabilities:
Current Liabilities
Accounts Payable	$7.500	$—
Loan Payable - Related Party	—	—
Total Current Liabilities	7,500	—

Total Liabilities	7,500	—

Stockholders' Equity (Deficit):
Preferred Stock, par value $1.00 authorized 100,000,000 authorized shares issued and outstanding 0, respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares issued and outstanding 1, 183,273 and 1,183,273, respectively	1,183	1,183
Common Stock Subscribed	512,000	—
Common Stock to be Issued	13,538,340	—
Additional Paid in Capital	14,362,600	14,362,600
Accumulated Deficit	(28,419,491)	(14,363,783)
Total Stockholders' Deficit	(5,368)	—

Total Liabilities and Stockholders’ Deficit	$2,132	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2012	2011
Revenues	$—	$—
Costs of Services	—	—

Gross Margin	—	—

Operating Expenses:
Stock for Services	13,538,340	—
Consulting	443,057	—
General and Administrative	74,311	3,000
Operating Expenses	14,055,708	3,000

Operating (Loss)	(14,055,708)	(3,000)

Gain (Loss) Before Taxes	(14,055,708)	(3,000)

Income Tax	—	—

Net Income (Loss)	$(14,055,708)	$(3,000)

Loss per Share, Basic &
Diluted	$(11.88)	$(0.00)

Weighted Average Shares
Outstanding	1,183,273	1,183,273

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC. STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(14,055,708)	$(3,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for Services and contributed services	13,538,340	3,000
Changes in Operating Assets and Liabilities:
Increase in Inventory	—	—
Increase in Accounts Payable	7,500	—
Net Cash (Used) in Operating Activities	(509,868)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Subsidiaries	—	—
Net Cash Used by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Received for Stock to be Issued	512,000	—
Net Cash Provided by Financing Activities	512,000	—

Net (Decrease) Increase in Cash	2,132	—
Cash at Beginning of Period	—	—
Cash at End of Period	$2,132	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2012.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2012.

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

There were no potentially dilutive shares outstanding as of November 30, 2012.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for three month period ended November 30, 2012 and 2011.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $28,419,491 at November 30, 2012.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of $26,726.

NOTE 5 - EQUITY

On September 17, 2012 the Company effectuated a 1 to 130 reverse stock split. The financials have been adjusted to reflect this reverse for all periods presented

During the period the Company received $512,000 in cash for stock to be issued. The Company will issue approximately 17,066,666 shares of stock as consideration for the cash received. The Company as part and parcel of the raise attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012. The $512,000 is shown as common stock subscribed in the equity section.

In September 2012 the Company authorized by board resolution the issuance of 27,400,000 shares of stock for services to November 30, 2012. The Company has yet to issue these shares but has valued them at market which was $0.4941 cents per share and recognized a stock for services cost of $13,538,340. The company at November 30, 2012 is showing this on the balance sheet in the equity statement as common stock to be issued.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases office space on a month to month basis at a rate of $1,885.00 per month.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	The Company in December of 2012 received $15,000 in funding for shares to be issued of approximately 500,000 shares.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2012 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the quarter ended November 30, 2012 and November 30, 2011.

Research and Development

There were no research and development cost during the quarter ended November 30, 2012 and November 30, 2011.

Operating Expenses

Total operating expenses for the quarter ended November 30, 2012 and November 30, 2011 were $14,055,708 and 3,000.

Liquidity and Capital Resources

As of November 30, 2012, the Company had a deficiency in working capital of $5,368.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of November 30, 2012, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures, in particular in association with the recent acquisition of ASPL and BBB. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended November 30, 2012, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of November 30, 2012 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of November 30, 2012.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of November 30, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no publicly traded securities of the Company and market risk is not a factor regarding the existing securities.

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2		3.1	5/3/2006
3.2	Certificate of Amendment to the Articles of Incorporation		SB-2/A		3.2	1/31/2008
3.3	Certificate of Amendment to the Articles of Incorporation		S-8		3.3	3/12/2007
3.4	Bylaws of the Company		8-A		3.4	11/9/2006
4.1	Specimen of Stock Certificate		S-8		4.1	11/9/2006
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

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

