Form 10-Q
period 2013-02-28
WHOLEHEALTH PRODUCTS, INC.
filed 2013-04-15
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 11, 2013, the issuer had 71,857,220 shares of its common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	February 28,	August 31,
	2013	2012
Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

Liabilities:
Cash overdraft	$479	$—
Accounts Payable & Accrued Expenses	3,500	—
Related Party Advance	7,850	—
Total Current Liabilities	11,829	—

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares
issued 0 respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares
Issued and outstanding 46,516,317 and 1,183,273 shares	46,516	1,183
Additional Paid in Capital	25,229,636	14,362,600
Common Stock Subscribed	243,000	—
Common Stock to be Issued	5,632,740	—
Retained Deficit	(31,163,721)	(14,363,783)
Total Stockholders' Equity	(11,829)	—

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.
3

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended February 28, 2013	For the Six Months Ended February 29, 2012	For the Three Months Ended February 28, 2013	For the Three Months Ended February 29, 2012
Revenues	$—	$—	$—	$—
Costs of Services	—	—	—	—

Gross Margin	—	—	—	—

Operating Expenses:
Stock for Services	16,256,109	—	2,717,769	—
Consulting	459,327	—	16,270	—
General and Administrative	84,502	12,000	10,191	6,000
Total Operating Expenses	16,799,938	12,000	2,744,239	6,000

Operating Income	(16,799,938)	(12,000)	(2,744,230)	(6,000)

Other Income (Expense):
Interest Expense	—	—	—	—

Net Income (Loss) Before Taxes	$(16,799,938)	$(12,000)	$(2,744,230)	$(6,000)

Income Taxes	—	—	—	—

Net Income (Loss) After Taxes	$(16,799,938)	$(12,000)	$(2,744,230)	$(6,000)

Gain (Loss) per Share, Basic &
Diluted	$(2.51)	$(0.01)	$(0.22)	$(0.01)

Weighted Average Shares
Outstanding	6,693,367	1,183,273	12,284,683	1,183,273

 The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended February 28, 2013	For the Six Months Ended February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(16,799,938)	$(12,000)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	16,256,109	12,000
Changes in Operating Assets and Liabilities
Increase in Related Party Advance	7,850	—
Increase (Decrease) in Accounts Payable & Accrued Expenses	3,500	—
Net Cash Used in Operating Activities	(532,479)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	479	—
Proceeds from Notes	—	—
Proceeds from sale of stock	532,000	—
Net Cash Provided by Financing Activities	532,479	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

 The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

(FORMERLY GULF WESTERN PETROLEUM CORPORATION)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wholehealth Products, Inc. formerly Gulf Western Petroleum Corporation (the “Company”) was incorporated on February 21, 2006 in the State of Nevada as Georgia Exploration, Inc. The name was originally changed on March 8, 2007 and recently in July 2012 to Wholehealth Products, Inc.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2013.

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

There were no potentially dilutive shares outstanding as of February 28, 2013.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for six month period ended February 28, 2013 and 2012.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $31,163,721 at February 28, 2013

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of $36,650.

The Company is also indebted to its chief operating officer for advances of $7,850 made for business expenses.

During the six months the Company has issued 12,000,000 shares for services rendered to its chief operating officer.

NOTE 5 - EQUITY

On September 17, 2012 the Company effectuated a 1 to 130 reverse stock split. The financials have been adjusted to reflect this reverse for all periods presented

During the period the Company issued 45,333,044 shares of stock. Of this amount 9,602,275shares were for cash of $289,000. The Company has received an additional $243,000 of cash for shares to be issued, which is shown in the equity section of the balance sheet. Total cash received for stock was $532,000. The Company will issued approximately 8,100,000 shares to the contributors of the $243,000.

The Company has issued 36,500,000 shares for services. Of this amount 12,000,000 was issued to the founder and valued at par. The remainder was issued at the market price on the date of issuance which was .35 per share. The Company by board resolution has agreed to issue an additional 11,400,000 shares for services valued at the market price of.4941 or $5,632,740. This amount is shown in the equity section under common stock to be issued.

The Company also cancelled 769,231 shares for services valued at market which resulted in a negative cost of $269,231.

For the six months ended February 28, 2013 the Company has recognized stock for services cost of $16,256,109 which is shown in the statement of operations.

The Company as part and parcel of the raise attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 6 - ACQUISITION

In December of 2012 the Company entered into an understanding pending transfer of shares to acquire Consolidated Health Network, Inc., a Nevada Corporation. This Company has established a sub prime loan program for medical groups as well as having a sales force for the in-vitro diagnostics. The Company is newly established and as of December 2012 has had no sales or assets. This company will become a wholly owned subsidiary of WholeHealth Products, Inc. and the anticipating completion of the deal is expected in the third quarter of the fiscal year.

WholeHealth will issue 1,000,000 shares at the closing plus up to 9,000,000 additional sales based upon sales target levels.

NOTE 7 - CONTINGENT LIABILITIES

The Company has entered into employment contracts with its CEO, CFO and three consultants contingent on significant funding of capital. As the funding cannot be guaranteed, the Company has not accrued any liability with regard to compensation or medical costs.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	The Company in March of 2013 issued 25,340,903 shares. Of this amount approximately 7,857,570 was for shares to be issued from the prior period with the balance of 17,483,333 for new shares for new services rendered.
10

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

Corporate History

Wholehealth Products, Inc. formerly Gulf Western Petroleum Corporation (the “Company”) was incorporated on February 21, 2006 in the State of Nevada as Georgia Exploration, Inc. The name was originally changed on March 8, 2007 and recently in July 2012 to Wholehealth Products, Inc. The Company was engaged in the acquisition, exploration and development of oil and natural gas reserves in the United States.

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

Revenues

There were no revenues during the six month period ended February 28, 2013 and February 29, 2012.

Research and Development

There were no research and development cost during the six month period ended February 28, 2013 and February 29, 2012.

Operating Expenses

Total operating expenses for the six month period ended February 28, 2013 was $16,799,938 and for February 29, 2012 was $12,000.

Liquidity and Capital Resources

As of February 28, 2013, the Company had a deficiency in working capital of $11,829.

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

Management, including the Chief Executive Officer/Chief Financial Officer and Chief Operating Officer, do not expect its present disclosure controls and procedures nor will its internal controls allow nor prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact that resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles and are as free of fraud as best as can be determined. Accordingly, management believes the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of February 28, 2013, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended February 28, 2013, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of February 28, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of February 28, 2013.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of February 28, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 4. Mining Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2		3.1	5/3/2006
3.2	Certificate of Amendment to the Articles of Incorporation		SB-2/A		3.2	1/31/2008
3.3	Certificate of Amendment to the Articles of Incorporation		S-8		3.3	3/12/2007
3.4	Bylaws of the Company		8-A		3.4	11/9/2006
4.1	Specimen of Stock Certificate		S-8		4.1	11/9/2006
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
18

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHOLEHEALTH PRODUCTS, INC.

Dated: April 15, 2013

By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

20