Form 10-Q
period 2013-05-31
WHOLEHEALTH PRODUCTS, INC.
filed 2013-09-16
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52309

WHOLEHEALTH PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-048932
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Howard Hughes Pkwy. Las Vegas, Nevada 89169	89169
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(702) 262-6899

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2013, the issuer had 79,704,720 shares of its common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WHOLEHEALTH PRODUCTS, INC

BALANCE SHEET

(Unaudited)

	May 31,	August 31,
	2013	2012

Assets:
Current Assets
Cash	$68	$—
Accounts Receivable	—	—
Total Current Assets	$68	—

Total Assets	$68	$—

Liabilities:
Accrued Interest	$2,446	$—
Accounts Payable & Accrued Expenses	3,500	—
Loan Payable	70,000	—
Total Current Liabilities	$75,946	—

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000 shares, Issued 0 shares respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares issued and outstanding 79,704,720 and 1,183,273 respectively	79,705	1,183
Additional Paid in Capital	41,749,209	14,362,600
Common Stock Subscribed	245,500	—
Common Stock to be Issued	2,075,220	—
Treasury Stock	769	—
Retained Deficit	(44,225,512)	(14,363,783)
Total Stockholders' Deficit	(75,878)	—
Total Liabilities and Stockholders’ Deficit	$68	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2013	2012
Revenues	$—	$—
Costs of Services	—	—

Gross Margin	—	—

Operating Expenses:
Stock for Services	29,253,851	—
Consulting	514,909	—
General and Administrative	90,523	18,000
Operating Expenses	29,859,283	18,000

Operating (Loss)	(29,859,283)	(18,000)

Other Income (Expense)
Interest Expense	(2,446)	—

Net Income (Loss) Before Taxes	$(29,861,729)	$(18,000)

Loss per Share, Basic &
Diluted	$(1.02)	$(0.02)

Weighted Average Shares Outstanding	29,355,817	53,814,054

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC. STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(29,861,729)	$(18,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for Services and contributed services	29,253,851	18,000
Changes in Operating Assets and Liabilities:
Increase in Inventory	—	—
Increase in Accrued Interest	2,446
Increase in Accounts Payable	3,500	—
Net Cash (Used) in Operating Activities	(601,932)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net Cash Used by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	—
Proceeds from Notes	70,000	—
Proceeds from sale of stock	532,000	—
Net Cash Provided by Financing Activities	602,000	—

Net (Decrease) Increase in Cash	68	—
Cash at Beginning of Period		—
Cash at End of Period	$68	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

The Company today is in the business of developing, manufacturing and marketing in vitro diagnostic (IVD) tests for over-the-counter (OTC or consumer), and point-of-care (POC or professional) use markets. The Company currently manufactures and markets a range of diagnostic test kits for consumer use through over-the-counter (OTC) sales, and for use by health care professionals, generally located at medical clinics, physician offices and hospitals known as Points-of-Care (POC), in the United States. These test kits are known as in vitro diagnostic test kits or “IVD” products. The company has further expanded more into the medical field by acquiring Consolidated Health Networks as a subsidiary.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2013.

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

The Company determined that there were no impairments of long-lived assets as of May 31, 2013.

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

There were no potentially dilutive shares outstanding as of May 31, 2013.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for six month period ended May 31, 2013 and 2012.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $44,225,512 at May 31, 2013.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of $54,420.

During the nine months the Company has issued 17,800,000 shares for services rendered to its chief operating officer.

NOTE PAYABLE

The Company is obligated on two short term loans bearing interest at 15% totaling $70,000. Interest for the period equals $2,446.

NOTE 5 - EQUITY

On September 17, 2012 the Company effectuated a 1 to 130 reverse stock split. The financials have been adjusted to reflect this reverse for all periods presented.

During the nine months ended May 31, 2013, the Company issued 78,521,447 shares of stock. Of this amount 9,602,275 shares were for cash of $286,500. The Company has received an additional $245,500 of cash for shares to be issued, which is shown in the equity section of the balance sheet. Total cash received for stock was $532,000. The Company will issue approximately 8,100,000 shares to the contributors of the $245,500.

The Company has issued 68,919,172 shares for services. Of this amount 12,000,000 was issued to the founder and valued at par. The remainder was issued at the market price on the date of issuance which was .35 per share to .50 per share. The Company by board resolution has agreed to issue an additional 4,200,000 shares for services valued at the market price of .4941 or $2,075,220. This amount is shown in the equity section under common stock to be issued.

For the nine months ended May 31, 2013 the Company has recognized stock for services cost of $29,253,281 which is shown in the statement of operations.

The Company as part and parcel of the raise attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime with 5 years of September 2012.

NOTE 6 - ACQUISITION

In December of 2012 the Company entered into an understanding pending transfer of shares to acquire Consolidated Health Network, Inc., a Nevada Corporation. This Company has established a sub-prime loan program for medical groups as well as having a sales force for the in-vitro diagnostics. The Company is newly established and as of May 2013 has no sales or assets. This company will become a wholly owned subsidiary of WholeHealth Products, Inc. and the anticipating completion of the deal is expected in the fourth quarter of the fiscal year. WholeHealth will issue 1,000,000 shares at the closing price plus up to 9,000,000 additional sales based upon sales target levels.

NOTE 7- CONTINGENT LIABILITIES

The Company has entered into employment contracts with its CEO, CFO and three consultants contingent on significant funding of capital. As the funding cannot be guaranteed, the Company has not accrued any liability with regard to compensation of medical costs.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	The Company from June to August 2013 issued 17,351,569 shares predominately for services, subject to future revision.

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

Revenues

There were no revenues during the nine month period ended May 31, 2013 and May 31, 2012.

Research and Development

There were no research and development cost during the nine month period ended May 31, 2013 and May 31, 2012.

Operating Expenses

Total operating expenses for the nine month period ended May 31, 2013 was $29,859,283 as compared to $18,000 for the nine month period ended May 31, 2012. Current period operating expenses consisted of $90,523 in general and administration fees, $514,909 in consulting fees and $29,253,851 in connection with issuance of common stock for services rendered.

Liquidity and Capital Resources

As of May 31, 2013, the Company had a deficiency in working capital of $68.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended May 31, 2013, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of May 31, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of May 31, 2013.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of May 31, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

WHOLEHEALTH PRODUCTS, INC.

Dated: September 16, 2013

By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

