Form 10-K
period 2013-08-31
WHOLEHEALTH PRODUCTS, INC.
filed 2014-10-24
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-135027

WHOLEHEALTH PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0489324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2012 Business Center Dr., Ste 1151
Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 253-4616

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes    ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐  No   ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on June 30, 2013 as reported on the Nasdaq National Market, was approximately $30,000,000. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of June 30, 2013.

As of August 31, 2013, there were 96,943,429 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from Registrant’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

2

WHOLEHEALTH PRODUCTS, INC.

FORM 10-K

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are based on Wholehealth Products, Inc.’s current expectations, assumptions, estimates and projections about its business and industry. Words such as “believe,” “expect,” “intend,” “plan,” “may” and other similar expressions identify forward-looking statements. In addition, any statements referring to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Investors should further understand these forward-looking statements are based on the limited knowledge currently available to everyone concerned. Since many assumptions herein are likely to vary from what will actually occur, investors should treat all forward-looking statements only as illustrations based upon the assumptions and not as the operating results of Wholehealth Products, Inc. Therefore, investors are cautioned not to place undue reliance on forward-looking statements, which relate only to the beliefs, expectations or intentions as of the date on which the statements are made. Wholehealth Products, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances arising after the date hereof. Thus, investors should refer to and carefully review information in future documents Wholehealth Products, Inc. files with the Securities and Exchange Commission.

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

General Overview

The Company today is in the business of developing, manufacturing and marketing in vitro diagnostic (IVD) tests for over-the-counter (OTC or consumer) and point-of-care (POC or professional) use markets. The Company currently manufactures and markets a range of diagnostic test kits for consumer use through over-the-counter (OTC) sales, and for use by health professionals, generally located at medical clinics, physician offices and hospitals known as Points-of-Care (POC), in the United States. These test kits are known as in vitro diagnostic test kits or “IVD” products.

Research and Development

Our business plan is focused on expanding in the medical field but we do not anticipate that we will expend any significant funds on research and development.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months, other than in the ordinary course of business.

Employees

We currently have three full-time and part-time employees. We generally utilize short term contractors, consultants and professional service providers, as necessary. Our directors and officers provide services on a month to month basis pursuant to contractual and oral arrangements, and have signed both employment and consulting agreements covering their activities. We do not expect any material changes in the number of employees over the next twelve months subject to business conditions and activity. We expect to utilize contractors and consultants as needed to meet our staffing needs, and will continue to periodically evaluate costs and benefits of staffing our resource requirements externally or internally. We expect the level of success of our business will drive the timing and level of employees that we may retain in the future.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. We are in our development stage and, accordingly, have several capital initiatives but no revenues. We have raised limited financing and have incurred operating losses since our inception. These factors raise substantial doubt about our ability to continue as a going concern, and our ability to achieve and maintain profitability and positive cash flows are dependent on our ability to secure sufficient financing to fund our business activities. We are actively pursuing financing options which we believe would allow us to continue to expand our business opportunities. There are no assurances that we will be able to obtain additional financing from investors or private lenders and, if available, such financing may not be on commercial terms acceptable to us or our stockholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We intend to raise financing sufficient to fund our capital expenditure and working capital requirements for the next twelve months principally through private placements and possibly public offerings.

ITEM 1A. RISK FACTORS

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-K, in evaluating the business and the Company. The risks and uncertainties described below are those that the Company currently believes may materially affect its business and results of operation. Additional risks and uncertainties that the Company is unaware of or that it currently deems immaterial also may become important factors that affect its business and result of operations. The Company’s common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment. Prospective investors should carefully consider the following risk factors concerning the Company’s business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-K. These are statements that relate to the Company’s expectations for future events and time periods. Generally, the words “anticipate,” “expect,” “intends,” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

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

There can be no assurance that the Company will generate revenues from present operations of obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on the Company’s financial position, operations and ability to continue as a going concern. The Company’s operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products. There can be no assurance that additional private or public financing, including debt or equity financing may be dilutive to stockholders present ownership levels and such additional equity securities may have rights, preferences, or privileges that are senior to those of the Company’s existing common stock.

Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on the flexibility of the Company to operate. The Company’s difficulty or failure to successfully obtain additional financing may jeopardize its ability to continue the business and its operations.

Unpredictability of Future Revenues: Potential Fluctuation in Operating Results

As a result of the Company’s limited operating history; the Company is currently unable to accurately forecast its revenues. Current and future expense levels are based largely on the Company’s marketing and development plans and estimates of future revenue. Sales and operating results generally depend on the volume and timing of orders and on the Company’s ability to fulfill such orders, both of which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could have an adverse response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Worldwide Economic Conditions

The Company’s financial performance depends significantly on worldwide economic conditions and the related impact on levels of consumer spending, which has recently deteriorated significantly in many countries and regions, including the U.S., and may remain depressed for the foreseeable future. Demand for the Company’s products may be adversely affected by negative macroeconomic factors affecting consumer spending. Substantial tightening of consumer credit, low consumer liquidity, and extreme volatility in credit and equity markets have weakened consumer confidence and decreased consumer spending. These and other economic factors can reduce demand for the Company’s products and harm the Company’s business, financial condition and results of operations, and to the extent such economic conditions continue, they could cause further harm to the Company’s business, financial condition and operations.

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

Competition

The market in which Wholehealth Products, Inc. competes is highly competitive, and the Company has no assurance that it will be able to compete effectively, especially against established industry competitors with significantly greater financial resources. The Company expects it may face competition from a few competitors with potentially greater financial resources, well-established brand names and large, pre-existing customer base.

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

Development of Brand Awareness

For certain market segments that the Company plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures. If the Company’s brand-marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be adversely affected. Wholehealth Products, Inc. brand awareness efforts have required, and will most likely continue to require additional expenditures.

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

Protecting or defending the Company’s IP rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity may require litigation. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on the Company’s business, prospects, financial condition or operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company is located in Irvine, California.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINING SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Shares of the Company’s common stock are quoted on the OTC Markets (www.otcmarkets.com) via the trading symbol “GWPC.”

The following table sets forth the high and low bid prices for the Company’s shares for each quarter during the two fiscal years ended August 31, 2013 and 2012. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

	Date		Bid Price

	FY 2013	HIGH		LOW

First Quarter		.64		.20

Second Quarter		.1.53		.51

Third Quarter		.1.35		.10

Fourth Quarter		.65		.10

	FY 2012	HIGH		LOW

First Quarter		.85		.65

Second Quarter		.75		.35

Third Quarter		.55		.20

Fourth Quarter		.40		.02

As of August 31, 2013, the market price of the Company’s common stock was .25 per share.

As of August 31, 2013, there were 96,943,429 issued and outstanding shares of common stock held by an estimated 118 holders of record.

DIVIDEND POLICY. The Company has not paid and does not plan to pay cash dividends at this time.

ISSUER PURCHASE OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended August 31, 2013

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total revenue was $0 for the year ended August 31, 2013 and 2012.

RESEARCH AND DEVELOPMENT

There were no research and development cost during the fiscal year ended August 31, 2013 and August 31, 2012.

OPERATING EXPENSES

Total operating expenses for the fiscal year ended August 31, 2013 and August 31, 2012 were $30,003,516 and $372,000.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013 the Company had a deficiency in working capital of $0.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements, special purpose entities, financing partnerships or guarantees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

Management, including the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, do not expect its present disclosure controls and procedures nor will its internal controls allow nor prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact that resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, management performed additional analysis and other post-closing procedures in an effort to ensure its consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles and are as free of fraud as best can be determined. Accordingly, management believes the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of August 31, 2013, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan, however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive, Chief Financial and Chief Operating Officers, effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with GAAP, including those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

•	Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may have become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2013, management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officers, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2013.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2013, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

There were no significant changes previously in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of August 31, 2013 are as follows:

Charles A. Strongo, Chief Executive Officer, President, Chairman –

Mr. Strongo has superior knowledge and business relationships, exceeding 25 years experience in business management, operations, and increasing profitability, with particularity in the in vitro diagnostic business. Mr. Strongo has been in the in vitro diagnostic business for the past fifteen years, having begun in 1995, the beginning of the “over-the counter” in-vitro diagnostic industry. He has served as President and Chief Executive Officer of EarlyDETECT, Inc. (EDI) since March, 2004. He was a member of the EDI Board of Directors from June 2002 until June 2009. Prior to that, Mr. Strongo served as the Chief Financial Officer for two years. Mr. Strongo has a comprehensive knowledge of ISO and FDA regulations and has prepared several companies for the ISO inspections. Mr. Strongo has filed more than twenty FDA 510K filings; he has also worked on countless pharmaceutical filings. Mr. Strongo has prepared EDI as well as several other companies for FDA inspections, under FDA regulatory guidelines. He cleared EarlyDETECT for the ISO 13485 CDM in less than 6 weeks, a process that usually takes six months to a year. His dynamic personality and solid business model, along with his keen understanding, extensive professional consultation and expertise, have increased profitability for multiple companies here and abroad. He has also opened businesses in foreign countries, including Russia, Taiwan, Mexico, Malaysia, Thailand, and the Philippines. Mr. Strongo holds a BA/MBA in Business Management from National University.

Richard A. Johnson – Chief Financial Officer, Director

To the position of Chief Financial Officer Richard Johnson brings a wealth of experience at the senior executive levels in the areas of Corporate Finance, Business Planning & Operations, R&D and Administration. His considerable strengths in the areas of Finance and Corporate Administration will greatly assist the Company as it advances towards planned sales volume and expansion of the Company strategic goals.

Mr. Johnson’s enviable record of achievements at the executive level includes, latterly, CFO at Early Detect Inc. where he supervised the financial activities of the Company and its subsidiaries over a span of 4.5 years. Previously, he held positions of Chief Financial Officer, General Manager and Director in industry and also was a Senior Management and Finance Consultant to the manufacturing, retail, agriculture and service industries for fifteen years as well as Program Control Director and Management Consultant with a major international Engineering and Construction Corporation. Early in his career, Mr. Johnson spent eleven years with the U.S. Department of Energy, Las Vegas, where he had the responsibilities of financial analysis, budgeting and Safety analysis in the areas of nuclear explosives internationally

Shujie Cui, M.D., Ph.D., Director –

Dr. Cui has over 30 years of experience in the Medical Diagnostic Industry and was instrumental in the testing for the H1N1 bird test and vaccine used in China. Dr. Cui worked with the Chinese government on the SARS project and was the diagnostic company chosen to lead the research with the University of Beijing Medical School. Dr. Cui is noted as the father of the “Strep A” test and the perfection of the development of lateral flow rapid diagnostics and sandwich flow rapid diagnostics. Dr. Cui developed the only multi result Ng PSA test using 1 strip to determine the PSA level. Dr. Cui holds several patents in the medical diagnostic industry and is considered a foremost expert in the medical diagnostic industry in the US and in China.

Nancy Strongo, M. Ed., J.D., Vice President Business Development, Director and Secretary –

Ms. Strongo holds a Master’s degree in cross-cultural communication, studied international law at the University of Strasburg, France, and received her law degree from Trinity Law & Graduate School. Ms. Strongo was the first woman to do business as a sole proprietor in South Korea, importing several products. She owned an import company for several years; and has over 20 years experience in international and domestic business development, having developed several successful businesses from inception. Her experience in corporate law includes responsibility and oversight for hundreds of corporate filings for over 15 years, through to the present. She has work with the Orange County District Attorney’s Office. She has several years’ experience in Real Estate and Mortgage Law. Prior to obtaining her law degree, Ms. Strongo managed a family law practice in Beverly Hills; and worked in corporate law and insurance subrogation in two of Los Angeles’ largest law firms for several years. She is a member of the Federalist Society, and Orange County Christian Lawyers Association.

Wolfgang Groeters, BS, Director -- 78

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, the Company’s executive officers and directors and persons who own more than 10% of its equity securities are not subject to the beneficial ownership reporting requirements of Section 16(a) of that Act. However, although not required, certain of such persons voluntarily file beneficial ownership reports with the Securities and Exchange Commission.

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

Another leg of the stool stands for the responsibility to our investors and stockholders. Although the Company must experiment with new ideas and plans, it is tantamount to being to being successful, for through our success, we are able to return this to our investors and shareholders, without whom we would not exist as a Company. We will, therefore, utilize research as a means to an end, developing innovative programs and advancing the state of the Company as a result, with the clear intention to ensure success and appreciation of those who believe in us and in our dreams, research, plans and our provision of ultimately useful products for the community.

The final leg of the stool represents how we must always be cognizant of those who use our products and services. In meeting their expectations, for whom we ultimately work, our customers and patients.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended August 31, 2013 and 2012.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation

None

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, options awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended August 31, 2013 and 2012; neither were there any prerequisites or other personal benefits. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2013 certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

Name and Address	Number of Shares Beneficially Owned(1)	Percentage of Common Stock
Charles Strongo 6761 E. Leafwood Dr Anaheim Hills, CA 92807	13,800,000	14%
American Estates and Trust FBO Roger Thomas IRA 1636 Anita Ln Newport Beach, CA 92660	11,499,999	12%
KB Ventures Inc 2030 Main St Ste 1300 Irvine, CA 92614	8,000,000	8%
TG Enterprise Inc 3233 W Lincoln #110 Anaheim, CA 92801	8,000,000	8%
Lyndontree LLC 1755 Sherington Pl #W313 Newport Beach, CA 92663	5,897,000	6%
Orbital Inc 3857 Birch #591 Newport Beach, CA 92660	5,300,000	5%
Scott Ford & Julie Ford TTEES Scott Ford & Julie Ford Family Trust 16511 Goldenwest St #107 Huntington Beach, CA 92642	5,150,000	5%
Reliable Asset Recovery LLC 2102 Business Center Dr Irvine, CA 92612	5,000,000	5%
Richard Johnson 612 Wood Lake Dr Brea, CA 92821	4,800,000	5%
(1)	Percentages based on 96,943,429 shares of common stock issued and outstanding as of August 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed by the Company’s auditor Malone & Bailey, PC and GBH CPAs. PC for professional services rendered for each of the last two fiscal years ended August 31, 2013 and 2012:

Service	2013	2012
Audit Fees	$ -	$ -
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	-	-

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

AUDIT-RELATED FEES. None

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

The Board pre-approved 100% of the Company’s 2013 and 2012 audit fees, audit-related fees, tax fees, and all other fees. To the Company’s knowledge, none of the hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the fiscal years ended August 31, 2013 and 2012 were attributed to work performed by a person other than the principal accountant’s full-time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Except as so indicated in Exhibits 32.1 and 32.2, the following exhibits are filed as part of, or incorporated by reference, this Annual Report on Form 10K.

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

WHOLEHEALTH PRODUCTS, INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Wholehealth Products, Inc.

We have audited the accompanying balance sheets of Wholehealth Products, Inc. (the “Company”) as of August 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on my audits.We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended August 31, 2013 and 2012,, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying financial statements, the Company has a significant accumulated deficit and no cash to for payment of ongoing operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

October 23, 2014

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS

	August 31,	August 31,
	2013	2012
Assets:
Cash and Cash Equivalents	$16,256	$—
Total Current Assets	16,256	—

Total Assets	$16,256	$—

Liabilities:
Accrued Interest	$6,138	$—
Accounts Payable & Accrued Expenses	16,000	—
Loan Payable	221,300	—
Total Current Liabilities	243,438	—

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares
issued 0 respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares
issued and outstanding 96,943,429 and 1,183,273 respectively	96,943	1,183
Additional Paid in Capital	47,263,549	14,362,600
Common Stock to be Issued	98,820	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(33,730,711)	(408,000)
Total Stockholders' Equity	(227,182)	—

Total Liabilities and Stockholders' Equity	$16,256	$—

The accompanying notes are an integral part of these financial statements.
F-2

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,		Inception (9/1/2008)
	2013	2012	to August 31, 2013
Revenues	$—	$—	$—
Costs of Services	—	—	—

Gross Margin	—	—	—

Operating Expenses:
Stock for Services	32,563,529	360,000	32,923,529
Consulting	617,056	—	617,056
General and Administrative	135,988	12,000	183,988
Total Operating Expenses	33,316,573	372,000	33,724,573

Operating Income	(33,316,573)	(372,000)	(33,724,573)

Other Income (Expense):
Interest Expense	(6,138)	—	(6,138)

Net Income (Loss) Before Taxes	$(33,322,711)	$(372,000)	($33,730,711)

Income Taxes	—	—

Net Income (Loss) After Taxes	$(33,322,711)	$(372,000)

Gain (Loss) per Share, Basic &
Diluted	$(1.14)	$(0.31)	$(0.01)

Weighted Average Shares
Outstanding	29,355,817	1,183,273	1,183,273

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common	Stock		Retained	Deficit	To be
	Shares	Amount	APIC	Deficit	Develop	Issued	Total
Balance September 1, 2008	414,042	414	13,955,369	(13,955,783)	—	—	—
Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2009	414,042	414	13,967,369	(13,955,783)	(12,000)		—

Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2010	414,042	414	13,979,369	(13,955,783)	(24,000)		—

Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2011	414,042	414	13,991,369	(13,955,783)	(36,000)		—

Shares issued for Services	769,231	769	359,231	—	—	—	360,000
Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(372,000)	—	(372,000)
Balance August 31, 2012	1,183,273	1,183	14,362,600	(13,955,783)	(408,000)		—

Shares issued for Services	83,400,311	83,400	32,381,309	—	—	98,820	32,563,529
Shares issued for cash	12,359,845	12,360	519,640	—	—	—	532,000
Net Loss	—	—	—	—	(33,322,711)	—	(33,322,711)
Balance August 31, 2013	96,943,429	96,943	47,263,549	(13,955,783)	(33,730,711)	98,820	(227,182)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the years Ended
	August 31,		Inception (9/1/2008)
	2013	2012	to August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	(33,322,711)	(372,000)	(33,730,711)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	32,563,529	372,000	32,971,529
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	6,138	—	6,138
Increase (Decrease) in Accounts Payable & Accrued Expenses	16,000	—	16,000
Net Cash Used in Operating Activities	(737,044)	—	(737,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—	—
Net cash provided by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	—
Proceeds from Notes	221,300	—	221,300
Proceeds from sale of stock	532,000	—	532,000
Net Cash Provided by Financing Activities	753,300	—	753,300

Net (Decrease) Increase in Cash	16,256	—	16,256
Cash at Beginning of Period	—	—
Cash at End of Period	16,256	—	16,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	—	—	—
Franchise and Income Taxes	—	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	—	—	—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Starting September 1, 2008, after its change in business direction from oil and gas revenue company, it entered the development stage which is in effect to present day.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification from September 1, 2008 to present. The Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since September 1, 2008 have been considered as part of the Company’s development stage activities

Use of estimates

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2013.

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

There were no potentially dilutive shares outstanding as of August 31, 2013.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for years ended August 31, 2013 and 2012.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an net loss of $33,322,711 for the year ended August 31, 2013.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of 90,471.

During the year the Company has issued 33,300,000 shares for services rendered to its chief operating officer or entities he controls.

NOTE 5 - NOTE PAYABLE

The Company is obligated on six short term loans, all past due, with five bearing interest at 15% and one with interest at 5% totaling $221,300. Interest for the period equals $6,138.

NOTE 6 - EQUITY

On September 17, 2012 the Company effectuated a 1 to 130 reverse stock split. The financials have been adjusted to reflect this reverse for all periods presented

During the year ended August 31, 2013 the Company issued 95,760,156 shares of stock. Of this amount 12,359,845 shares were for cash of $532,000 and 83,400,311 for services with a total value of $32,563,529.

Of this amount 12,000,000 was issued to the founder and valued at par. The remainder was issued at the market price on the date of issuance which was .25 per share to .50 per share. The Company by board resolution has agreed to issue an additional 200,000 shares for services valued at the market price of .4941 or $98,820. This amount is shown in the equity section under common stock to be issued.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 7-ACQUISITION

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

NOTE 8-CONTINGENT LIABILITIES

The Company has entered into employment contracts with its CEO, CFO and three consultants contingent on significant funding of capital. As the funding can not be guaranteed, the Company has not accrued any liability with regard to compensation or medical costs.

NOTE 9 – INCOME TAX

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

Net deferred tax assets consist of the following components as of August 31, 2013 and 2012:

	August 31, 2013	August 31, 2012
Deferred Tax Assets – Non-current:

NOL Carryover	$(13,944,283)	$(13,944,283)
		—
Less valuation allowance	13,944,283	13,944,283

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2013 and 2012 due to the following:

	2013	2012

Book Income	(372,000)	—
Meals and Entertainment	—	—
Stock for Services	360,000	—
Accrued Payroll	12,000	—
Valuation allowance	—	—
	$ —	$—

At August 31, 2013, the Company had net operating loss carry forwards of approximately $13,944,283 that may be offset against future taxable income from the year 2013 to 2033. No tax benefit has been reported in the August 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHOLEHEALTH PRODUCTS, INC.

By: /s/ Charles Strongo Charles Strongo President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: October 24, 2014
By: /s/ Richard Johnson Richard Johnson Treasurer (Principal Financial Officer) Date: October 24, 2014

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Charles Strongo	Chairman of the Board of Directors	October 24, 2014

Richard Johnson	Director	October 24, 2014

Nancy Strongo	Director	October 24, 2014

17