Form 10-Q
period 2013-11-30
WHOLEHEALTH PRODUCTS, INC.
filed 2014-11-05
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2013, the issuer had 79,704,720 shares of its common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WHOLEHEALTH PRODUCTS, INC

BALANCE SHEET

(Unaudited)

	November 30,	August 31,
	2013	2013

Assets:
Current Assets
Cash	$ -	$ 16,256
Accounts Receivable	-	-
Total Current Assets	-	16,256

Total Assets	$ -	$ 16,256

Liabilities:
Cash Overdraft	204	-
Accrued Interest	15,040	6,138
Accounts Payable & Accrued Expenses	33,520	16,000
Loan Payable	318,800	221,300
Total Current Liabilities	367,564	243,438

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000 shares, Issued 0 shares respectively
Common Stock, par value $0.001, 1.2 billion authorized shares issued and outstanding 107,143,429 and 96,943,429 respectively	-	-
Additional Paid in Capital	107,143	96,943
Common Stock Subscribed	48,426,349	41,736,021
Common Stock to be Issued	98,820	245,500
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During Development Stage	(35,044,093)	(33,730,711)
Total Stockholders' Equity	(367,654)	(227,182)

Total Liabilities and Stockholders’ Equity	$ -	$ 16,256

The accompanying notes are an integral part of these financial statements
3

WHOLEHEALTH PRODUCTS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		From the Beginning of the Development Stage 9/1/2008 to November 30, 2013
	November 30,	November 30,
	2013	2012
Revenues	$ -	$ -	$ -
Costs of Services	-	-	-

Gross Margin	-	-	-

Operating Expenses:
Stock for Services	1,173,000	13,538,340	34,096,529
Consulting	101,852	443,057	718,908
General and Administrative	29,628	74,311	213,616
Operating Expenses	1,304,480	14,055,708	35,029,053

Operating (Loss)	(1,304,480)	(14,055,708)	(35,029,053)

Other Income (Expense)
Interest Expense	(8,902)	-	(15,040)

Net Income (Loss) Before Taxes	$ (1,313,382)	$(14,055,708)	($35,044,093)

Loss per Share, Basic &
Diluted	$ (0.01)	$ (11.88)

Weighted Average Shares
Outstanding	102,659,912	1,183,273

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,	November 30,	For the Development Stage Period 9/1/2008 to 11/30/13
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss for the Period	$ (1,313,382)	$(14,055,708)	$ (35,044,093)
Adjustments to reconcile net loss to net cash
used by operating activities:
Shares issued for Services and contributed services	1,173,000	13,538,340	34,144,529
Changes in Operating Assets and Liabilities:	-	-	-
Increase in Inventory	-	-	-
Increase in Accrued Interest	8,902	-	15,040
Increase in Accounts Payable	17,520	7,500	33,520
Net Cash (Used) in Operating Activities	(113,960)	(509,868)	(851,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	-	-
Net Cash Used by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	204	-	204
Proceeds from Notes	97,500	-	318,800
Proceeds from sale of stock	-	512,000	532,000
Net Cash Provided by Financing Activities	97,704	512,000	851,004

Net (Decrease) Increase in Cash	(16,256)	2,132
Cash at Beginning of Period	16,256	-
Cash at End of Period	$ -	$ 2,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$ -	$ -
Franchise and Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.
5

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

November 30, 2013

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2013.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2013.

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

There were no potentially dilutive shares outstanding as of November 30, 2013.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for three month period ended November 30, 2013 and 2012.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $48,999,876 at November 30, 2013.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of $29,256.

During the three months the Company has issued 0 shares for services rendered to its chief operating officer.

NOTE PAYABLE

The Company is obligated on several short term loans bearing interest at 5% to 15% totaling $97,500. Interest for the period equals $8,902.

NOTE 5-EQUITY

On September 17, 2012 the Company effectuated a 1 to 130 reverse stock split. The financials have been adjusted to reflect this reverse for all periods presented.

During the three months ended November 30, 2013, the Company issued 10,200,000 shares of stock. Of this amount no shares were issued for cash.

For the three months ended November 30, 2013 the Company has recognized stock for services cost of $1,173,000 which is shown in the statement of operations.

The Company as part and parcel of the raise attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime with 5 years of September 2012.

NOTE 6-ACQUISITION

The Company has not finalized any acquisitions in the period and all pending acquisitions have been cancelled or put on hold.

NOTE 7-CONTINGENT LIABILITIES

The Company has entered into employment contracts with its CEO, CFO and three consultants contingent on significant funding of capital. As the funding cannot be guaranteed, the Company has not accrued any liability with regard to compensation of medical costs. By amended contract, the employment agreements with the CEO and CFO began accruing fifty percent (50%) salary in November.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	The Company in September to November 2013 issued 10,200,000 shares predominately for services, subject to future revision.

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

Revenues

There were no revenues during the three month period ended November 30, 2013 and November 30, 2012.

Research and Development

There were no research and development cost during the three month period ended November 30, 2013 and November 30, 2012.

Operating Expenses

Total operating expenses for the three month period ended November 30, 2013 was $1,304,480 and for November 30, 2012 was $$14,055,708. The reason for the decrease was stock for services decreased to $1,173,000 from $13,538,340 as we did not issue as many shares for services. Consulting expense also decreased to 101,852 from 443,057 as we rediced our reliance on outside professionals.

Net Loss

For the three months ended November 30, 2013 we lost $1,313,382 which included interest expense of 8,902 on our debt to those who loaned us money. Our loss decreased from $14,055,708 mainly due to a recution in stock for services.

Liquidity and Capital Resources

As of November 30, 2013, the Company had a deficiency in working capital of $367,564 andhad cash used from operations of $113,960.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of November 30, 2013, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended November 30, 2013, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of November 30, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of November 30, 2013.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of November 30, 2013, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company in September to November 2013 issued 10,200,000 shares predominately for services, subject to future revision.

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

WHOLEHEALTH PRODUCTS, INC.

Dated: November 4, 2014

By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

