Form 10-Q
period 2014-02-28
WHOLEHEALTH PRODUCTS, INC.
filed 2014-11-06
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2014, the issuer had 107,143,429 shares of its common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WHOLEHEALTH PRODUCTS, INC

BALANCE SHEET

(Unaudited)

	February 28,	August 31,
	2014	2013

Assets:
Current Assets
Cash and Cash Equivalents	$100	$16,256
Accounts Receivable	—	—
Total Current Assets	$100	16,256

Total Assets	100	$16,256

Liabilities:
Current Liabilities
Accrued Interest	$22,579	$6,138
Accounts Payable & Accrued Expenses	108,860	16,000
Loans Payable	318,800	221,300
Total Current Liabilities	$450,239	$243,438

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00 authorized 100,000,000 shares, Issued 0 shares respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares issued and outstanding 107,143,429 and 96,943,429 shares	107,143	96,943
Additional Paid in Capital	48,426,349	47,263,549
Common Stock to be Issued	98,820	98,820
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(35,126,668)	(33,730,783)
Total Stockholders' Equity	(450,139)	(227,182
Total Liabilities and Stockholders’ Equity	$100	$16,256

The accompanying notes are an integral part of these financial statements.
3

WHOLEHEALTH PRODUCTS, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended		From the Beginning of the Development
	February 28,		February 28,		Stage
	2014	2013	2014	2013	9/1/2008 To February 28, 2014
Revenues	$—	$—	$—	$—	$—
Costs of Services	—	—	—	—	—

Gross Margin	—	—	—	—	—

Operating Expenses:
Stock for Services	1,173,000	16,256,109	—	2,717,769	34,096,529
Consulting	179,157	459,327	77,305	16,270	796,213
General and Administrative	27,359	84,502	(2,269)	10,191	211,347
Total Operating Expenses	1,379,516	16,799,938	75,036	2,744,230	35,104,089

Operating Income	(1,379,516)	(16,799,938)	(75,036)	(2,744,230)	(35,104,089)

Other Income (Expense):
Interest Expense	(16,441)	—	(7,539)	—	(22,579)

Net Income (Loss) Before Taxes	($1,395,957)	($16,799,938)	($82,575)	($2,744,230)	(35,126,668)
Income Taxes	—	—	—	—	—

Net Income (Loss) After Taxes	($1,395,957)	($16,799,938)	($82,575)	($2,744,230)	(35,126,668)

Gain (Loss) per Share, Basic &
Diluted	($0.01)	($2.51)	$0.00	($0.22)

Weighted Average Shares
Outstanding	104,312,970	6,693,367	107,143,429	12,284,683

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	February 28,		For the Development
	2014	2013	Stage to 2/28/14
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(1,395,957)	$(16,799,938)	$(35,126,668)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	1,173,000	16,256,109	34,144,529
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	16,441	7,850	22,579
Increase (Decrease) in Accounts Payable & Accrued Expenses	92,860	3,500	108,860
Net Cash Used in Operating Activities	(113,656)	(532,479)	(850,700)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—	—
Net cash provided by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	479
Proceeds from Notes	97,500	—	318,800
Proceeds from sale of stock	—	532,000	532,000
Net Cash Provided by Financing Activities	97,500	532,479	850,800

Net (Decrease) Increase in Cash	(16,156)	—	100
Cash at Beginning of Period	16,256	—	—
Cash at End of Period	$100	$—	100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PROCUTS, INC

STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred	Preferred	Common	Stock		Retained	Deficit	To be
	Shares	Stock	Shares	Amount	APIC	Deficit	Develop	Issued	Total
Balance September 1, 2008			414,042	414	13,955,369	-13,955,783	-		0
Contributed Capital					12,000				12,000
Net Loss							-12,000		-12,000

Balance August 31, 2009			414,042	414	13,967,369	-13,955,783	-12,000		0
Contributed Capital					12,000				12,000
Net Loss							-12,000		-12,000

Balance August 31, 2010			414,042	414	13,979,369	-13,955,783	-24,000		0
Contributed Capital					12,000				12,000
Net Loss							-12,000		-12,000

Balance August 31, 2011			414,042	414	13,991,369	-13,955,783	-36,000		0

Shares issued for Services			769,231	769	359,231				360,000
Contributed Capital					12,000				12,000
Net Loss							-372,000		-372,000

Balance August 31, 2012			1,183,273	1,183	14,362,600	-13,955,783	-408,000		0

Shares issued for Services			83,400,311	83,400	32,381,309			98,820	32,563,529

Shares issued for cash			12,359,845	12,360	519,640				532,000
Net Loss							-33,322,711		-33,322,711
Balance August 31, 2013			96,943,429	96,943	47,263,549	-13,955,783	-33,730,711	98,820	-227,182

Shares issued for services			10,200,000	10,200	1,162,800				1,173,000

Net Loss							-1,395,957		-1,395,957
Balance February 28, 2014			107,143,429	107,143	48,426,349	(13,955,783)	(35,126,668)	98,820	450,139

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2014.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2014.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) the collectability is reasonably assured.

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

There were no potentially dilutive shares outstanding as of February 28, 2014.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for six month period ended February 28, 2014 and 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $49,082,451 at February 28, 2014.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of $0.00.

NOTE 5 - EQUITY

On September 17, 2012 the Company effectuated a 1 to 130 reverse stock split. The financials have been adjusted to reflect this reverse for all periods presented

During the period the Company received $512,000 in cash for stock to be issued. The Company will issue approximately 17,066,666 shares of stock as consideration for the cash received. The Company as part and parcel of the raise attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012, The $512,000 is shown as common stock subscribed in the equity section.

In September 2012 the Company authorized by board resolution the issuance of 27,400,000 shares of stock for services to November 30, 2012. The Company has yet to issue these shares but has valued them at market which was $.4941 cents per share and recognized a stock for services cost of $5,612,740, 16,000,000 shares having been issued. The company at February 28, 2013 is showing this on the balance sheet in the equity statement as common stock to be issued.

The Company in December of 2012 received $15,000 in funding for shares to be issued of approximately 500,000 shares.

The Company in February of 2013 received $5,000 in funding for shares to be issued of approximately 25,000 shares.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

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

Revenues

There were no revenues during the six month period ended February 28, 2014 and February 29, 2013.

Operating Expenses

Total operating expenses for the six month period ended February 28, 2014 was $1,379,516 and for February 29, 2013 was $16,799,918. The decline was mainly from a reduction in stock for services which decreased from 16,256,109 to 1,173,000 or 15,083,109. The main reason for the decrease is the company reduced its compensation via stock. Another decrease was in consulting which went down to $179,157 form $459,327 or $289,170. The reason for this decrease was the Company reduced its obligations to outside services. General and Administrative costs were $27,359 from $84,502 or $57,143. The main area of decrease in this category was payment of fees to its chief executive officer.

For the three months ended February 28, 2014 compared to 2013 the Company incurred expenses of $75,036 compared to 2,744,230 or a reduction of $2,669,194. The main area of decrease was stock for services of $2,717,769 as during the quarter ended in 2014 the Company did not incur any stock for services cost. Consulting expense increase to $77,305 from $16,270 or $61,035 as during the quarter the Company increase in public relations efforts incurring more costs. General and administrative costs decreased to a negative $2,260 for $10,191 or $12,460 mainly due to a repayment of previously taken fees by its chief executive officer.

NET LOSS

For the six months the Company incurred a net loss of $1,395,957 compared to $16,799,938 mainly due to a reduction in stock for services. The loss for the three months was $82,575 down from $2,744,230 for the same reason.

Liquidity and Capital Resources

As of February 28, 2014, the Company had a deficiency in working capital of $450,139 and used cash for operations of $113,656. Proceeds from loans was $97,500 which resulted in a decrease in cash of $16,156.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of February 28, 2014, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended February 28, 2013, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of February 28, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of February 28, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company from September 1, 2013 to February 28, 2014 issued 10,200,000 shares predominately for services, subject to future revision.

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

WHOLEHEALTH PRODUCTS, INC.

Dated: October 6, 2014

By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

