Form 10-Q
period 2014-05-31
WHOLEHEALTH PRODUCTS, INC.
filed 2014-11-10
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014
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

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2014, the issuer had 106,654,791 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	May 31,	August 31,
	2014	2013
Assets:		(Audited)
Cash and Cash Equivalents	$4,498	$16,256
Total Current Assets	4,498	16,256

Total Assets	$4,498	$16,256

Liabilities:
Accrued Interest	$28,784	$6,138
Accounts Payable & Accrued Expenses	142,719	16,000
Loan Payable	318,800	221,300
Total Current Liabilities	490,303	237,300

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares issued 0 respectively
Common Stock, par value $0.001, 1.2 billion authorized shares
issued and outstanding 106,654,791 and 96,943,429 respectively	106,654	96,943
Additional Paid in Capital	48,329,110	47,263,549
Common Stock to be Issued	55,000	98,820
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(35,020,786)	(33,730,711)
Total Stockholders' Equity	(485,805)	(227,182)

Total Liabilities and Stockholders' Equity	$4,498	$16,256

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	May 31,		May 31,
	2014	2013	2014	2013	From inception September 1, 2008 to May 31, 2014
Revenues	$—	$—	$—	$—	$—
Costs of Services	—	—	—	—	—

Gross Margin	—	—	—	—	—

Operating Expenses:
Stock for Services	976,452	29,253,851	(196,548)	12,997,742	33,899,981
Consulting	245,631	514,909	66,474	55,582	862,687
General and Administrative	43,846	90,523	16,487	6,021	227,834
Total Operating Expenses	1,265,929	29,859,283	(113,587)	13,059,345	34,990,502

Operating Income	(1,265,929)	(29,859,283)	113,587	(13,059,348)	(34,990,502)

Other Income (Expense):
Interest Expense	(24,146)	(2,446)	(7,705)	(2,446)	(30,284)

Net Income (Loss) Before Taxes	$(1,290,075)	$(29,861,729)	$105,882	$(13,061,791)	$(35,020,786)

Income Taxes	—	—	—	—	—

Net Income (Loss) After Taxes	$(1,290,075)	$(29,861,729)	$105,882	(13,061,791)	(35,020,786)

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(1.02)	$0.00	(0.18)

Weighted Average Shares
Outstanding	105,597,518	29,355,817	107,005,335	73,702,662

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC. STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	May 31,
	2014	2013	From inception September 1, 2008 to May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(1,290,075)	$(29,861,729)	$(35,020,786)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	976,452	29,253,851	33,947,981
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	22,646	2,446	28,784
Increase (Decrease) in Accounts Payable & Accrued Expenses	126,719	3,500	142,719
Net Cash Used in Operating Activities	(164,258)	(601,932)	(901,302)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—	—
Net cash provided by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	—	—
Proceeds from Notes	97,500	70,000	318,800
Proceeds from sale of stock	55,000	532,000	587,000
Net Cash Provided by Financing Activities	152,500	602,000	905,800

Net (Decrease) Increase in Cash	(11,758)	68	4,498
Cash at Beginning of Period	16,256	—	—
Cash at End of Period	$4,498	$68	$4,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$1,500	$—	$1,500
Franchise and Income Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital and Property and Equipment	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

	Common Stock			Retained	Deficit	To be
	Shares	Amount	APIC	Deficit	Develop	Issued	Total
Balance September 1, 2008	414,042	414	13,955,369	(13,955,783)	-	-	-
Contributed Capital			12,000				12,000
Net Loss	-	-	-	-	(12,000)	-	(12,000)
Balance August 31, 2009	414,042	414	13,967,369	(13,955,783)	(12,000)	-	-

Contributed Capital	-	-	12,000	-	-	-	12,000
Net Loss	-	-	-	-	(12,000)	-	(12,000)
Balance August 31, 2010	414,042	414	13,979,369	(13,955,783)	(24,000)	-	-

Contributed Capital	-	-	12,000	-	-		12,000
Net Loss	-	-	-	-	(12,000)	-	(12,000)
Balance August 31, 2011	414,042	414	13,991,369	(13,955,783)	(36,000)	-	-

Shares issued for Services	769,231	769	359,231	-	-	-	360,000
Contributed Capital			12,000				12,000
Net Loss	-	-	-	-	(372,000)	-	(372,000)
Balance August 31, 2012	1,183,273	1,183	14,362,600	(13,955,783)	(408,000)	-	-

Shares issued for Services	83,400,311	83,400	32,381,309	-	-	98,820	32,563,529
Shares issued for cash	12,359,845	12,360	519,640	-	-	-	532,000
Net Loss	-	-	-	-	(33,322,711)	-	(33,322,711)
Balance August 31, 2013	96,943,429	96,943	47,263,549	(13,955,783)	(33,730,711)	98,820	(227,182)

Shares to be issued withdrawn	-	-	-	-	-	(98,820)	(98,820)
Shares issued for services	10,200,000	10,200	1,162,800	-	-	-	1,173,000
Shares cancelled	(488,638)	(489)	(97,239)	-	-	-	(97,728)
Subscription Payable	-	-	-	-	-	55,000	55,000
Net Loss	-	-	-	-	(1,290,075)	-	(1,290,075)
Balance May 31, 2014	106,654,791	106,654	48,329,110	(13,955,783)	(35,020,786)	55,000	(485,805)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

May 31, 2014

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

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification from September 1, 2008 to present. The Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since September 1, 2008 have been considered as part of the Company’s development stage activities.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2014.

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

The Company determined that there were no impairments of long-lived assets as of May 31, 2014.

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

There were no potentially dilutive shares outstanding as of May 31, 2014.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for nine month period ended May 31, 2014 and 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $48,976,569 at May 31, 2014, $1,290,075 of which accumulated in the period 9/1/13 to 5/31/14.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of $97,912, and its chief financial officer of $15,800

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salary and benefits of $126,619

During the three months March to May 2014, the chief operating officer contributed $48,000 back to the company which was recorded as a reduction in consulting expense.

NOTE PAYABLE

The Company is obligated on two short term loans, all past due, with six bearing interest at 15% and two with interest at 5% totaling $318,800 . Interest for the period equals $24,146 Total amount owed which is shown on the balance sheet was $28,784

NOTE 5 - EQUITY

On September 17, 2012 the Company effectuated a 1 to 130 reverse stock split. The financials have been adjusted to reflect this reverse for all periods presented.

During the year ended August 31, 2013 the Company issued 95,760,156 shares of stock. Of this amount 12,359,845 shares were for cash of $532,000 and 83,400,311 for services with a total value of $32,563,529.

Of this amount, 12,000,000 was issued to the founder and valued at par. The remainder was issued at the market price on the date of issuance which was .25 per share to .50 per share. The Company by board resolution has agreed to issue and additional 200,000 shares for services valued at the market price of .4941 or $98,820. This amount is shown in the equity section under common stock to be issued.

During the quarter ended November 30, 2013, the Company issued 10,200,000 shares of stock on October 10, 2013 valued at market which was .115 per share for marketing services.

On May 5, 2014, the Company rescinded shares of 488,638 for non performance of services. These shares were valued at market at .20 which resulted in a resulted in a reduction to stock for services of $97,728.

Also in May 2014 the Company rescinded share agreements which resulted in $98,820 of shares to be issued to be cancelled.

During the three months ended May 31, 2014 the Company received $55,000 for shares to be issued on subscription agreements. The Company will issue approximately 1,666,667 shares.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 6 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO starting November 11, 2013 for $150,000 and $130,000 respectively for one year

NOTE 7 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more than likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 8-ACQUISITION

In December of 2012 the Company entered into an understanding pending transfer of shares to acquire Consolidated Health Network, Inc., a Nevada Corporation. This company is establishing a sub-prime loan program for medical groups as well as having a sales force for the in-vitro diagnostics. The Company is newly established and as of May 2014 has no sales or assets. This company will become a wholly owned subsidiary of WholeHealth Products, Inc. WholeHealth will issue 1,000,000 shares at the closing price plus up to 9,000,000 additional sales based upon sales target levels.

NOTE 9 - CONTINGENT LIABILITIES

The Company has entered into employment contracts with its CEO, CFO and three consultants contingent on significant funding of capital. An Amendment to the CEO and CFO employment contracts was issued on November 11, 2013 allowing for the accruing of 50% of salary. As the funding cannot be guaranteed, the Company has not accrued any liability with regard to compensation of medical costs.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	The Company in September 1, 2013 to May 31, 2014 issued 10,200,000 shares predominately for services, subject to future revision.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF May 31, 2014 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the nine month period ended May 31, 2014 and May 31, 2013.

Research and Development

There were no research and development cost during the nine month period ended May 31, 2014 and May 31, 2013.

Operating Expenses

Total operating expenses for the nine month period ended May 31, 2014 was $1,265,929 and for May 31, 2013 was $29,859,283. Current period operating expenses consisted of $16,487 in general and administrative fees, $66,474in consulting fees and ($196,548) in connection with issuance (rescission of 488,638 shares) of common stock for services rendered. This compares with operating expenses in the March 1, 2013 to May31, 2013 of $6,021 in general and administrative fees, $55,582 in consulting fees and $12,997,742 in connection with issuance of common stock for services rendered. The main reason for the decrease was stock for services decreased to ($196,548) (in addition to the rescission of stock) from $29,253,851 since we did not issue as many shares for services by reducing our reliance on outside professionals. The General and Administrative expenses decreased by better controls and a reduction in rental space.

Net Loss

For the nine months ended May 31, 2014 we lost $1,290,075 which included interest expense of $24,146 on our debt to those who loaned us money. Our total loss for this period decreased from $29,861,729 to $1,290,075 mainly due to a reduction in stock for services.

Liquidity and Capital Resources

As of May 31, 2014, the Company had a deficiency in working capital of $485,805 and used cash for operations of $164,257. Proceeds from loans was $97,500 and from sale of stock was $55,000 which resulted in a decrease in cash of $11,758.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of May 31, 2014, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended May 31, 2014, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of May 31, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of May 31, 2014.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of May 31, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company from September 1, 2013 to May 31, 2014 issued 10,200,000 shares predominately for services, subject to future revision.

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

WHOLEHEALTH PRODUCTS, INC.

Dated: November 10, 2014

By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

