Form 10-K
period 2014-08-31
WHOLEHEALTH PRODUCTS, INC.
filed 2014-12-18
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-135027

WHOLEHEALTH PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0489324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

751 South Weir Canyon Rd, Suites 152-157
Anaheim Hills, California	92808
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (714)-392-9752

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on August 31, 2014 as reported on the Nasdaq National Market, was approximately $16,345,200. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of August 31, 2014.

As of August 31, 2014, there were 122,826,003 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company is located in Anaheim Hills, California.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINING SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Shares of the Company’s common stock are quoted on the OTC Markets (www.otcmarkets.com) via the trading symbol “GWPC.”

The following table sets forth the high and low bid prices for the Company’s shares for each quarter during the two fiscal years ended August 31, 2014 and 2013. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

	Date		Bid Price

	FY 2014	HIGH		LOW

First Quarter		.65		.12

Second Quarter		.25		.07

Third Quarter		.25		.04

Fourth Quarter		.25		.05

	FY 2013	HIGH		LOW

First Quarter		.64		.51

Second Quarter		1.53		.51

Third Quarter		1.35		.10

Fourth Quarter		.65		.10

As of August 31, 2014, the market price of the Company’s common stock was .20 per share.

As of August 31, 2014, there were 122,826,003 issued and outstanding shares of common stock held by an estimated 141 holders of record.

DIVIDEND POLICY. The Company has not paid and does not plan to pay cash dividends at this time.

ISSUER PURCHASE OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended August 31, 2014

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total revenue was $0 for the year ended August 31, 2014 and 2013.

RESEARCH AND DEVELOPMENT

There were no research and development cost during the fiscal year ended August 31, 2014 and August 31, 2013.

OPERATING EXPENSES

Total operating expenses for the fiscal year ended August 31, 2014 and August 31, 2013 were $2,847,583 and $36,572,156. Operating expenses for the period September 1, 2013 to August 31, 2014 consisted of $69,978 in general and administrative fees, $312,487 in consulting fees and $2,465,118 in connection with issuance of common stock for services rendered. This compares with operating expenses in the September 1, 2012 to August 31, 2013 period of $135,988 in general and administrative fees, $617,056 in consulting fees, and $32,563,529 in connection with stock for services rendered. The operating expenses decreased by better controls and a reduction in the use of outside services.

Net Loss

For the twelve months ended August 31, 2014 we lost $2,871,673 which included interest expense of $24,090 on our debt to those who loaned us money. Our total loss for September 1, 2013 to August 31, 2014 decreased to $2,871,673 from $33,322,711 for the period September 1, 2012 to August 31, 2014, mainly due to a reduction in stock for services.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2014 the Company had a deficiency in working capital of $553,237 and used cash for operations of $193,792. Proceeds from loans was $97,500 and from sale of stock was $80,500 which resulted in a decrease in cash of $15,792

OFF-BALANCE SHEET ARRANGEMENTS

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of August 31, 2014, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan, however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2014, management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2013 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officers, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2014.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2014, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of August 31, 2014 are as follows:

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

Mr. Johnson’s enviable record of achievements at the executive level includes, latterly, CFO at Early Detect Inc. where he supervised the financial activities of the Company and its subsidiaries over a span of 4.5 years. Previously, he held positions of Chief Financial Officer, General Manager and Director in industry and also was a Senior Management and Finance Consultant to the manufacturing, retail, agriculture and service industries for fifteen years as well as Program Control Director and Management Consultant with a major international Engineering and Construction Corporation. Early in his career, Mr. Johnson spent eleven years with the U.S. Department of Energy, Las Vegas, where he had the responsibilities of financial analysis, budgeting and Safety analysis in the areas of nuclear explosives internationally.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended August 31, 2014 and 2013.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation
Charles Strongo	Chief Executive Officer	2014	138,842	-	-	136,842

Richard Johnson	Chief Financial Officer	2014	104,719	9,000,000	990,000	1,094,719

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, options awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal year ended August 31, 2013; neither were there any prerequisites or other personal benefits. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2014 certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

Name and Address	Number of Shares Beneficially Owned(1)	Percentage of Common Stock
Charles Strongo 6761 E. Leafwood Dr Anaheim Hills, CA 92807	27,300,000	22%
Richard Johnson 612 Wood Lake Dr Brea, CA 92821	13,800,000	11%
American Estates and Trust FBO Roger Thomas IRA 1636 Anita Ln Newport Beach, CA 92660	11,499,999	9%
Eric Garofano 550 N Brand Blvd #600 Glendale, CA 91203	10,000,000	8%
KB Ventures Inc 2030 Main St Ste 1300 Irvine, CA 92614	8,000,000	8%
CEDE & Co 570 Washington Blvd Jersey City, NJ 07310	6,569,891	5%

(1)	Percentages based on 122,826,003 shares of common stock issued and outstanding as of August 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed by the Company’s auditor Terry L. Johnson for professional services rendered for each of the last two fiscal years ended August 31, 2014 and 2013:

Service	2014	2013
Audit Fees	$15,000	$15,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	15,000	15,000

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

The Board pre-approved 100% of the Company’s 2014 and 2013 audit fees, audit-related fees, tax fees, and all other fees. To the Company’s knowledge, none of the hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the fiscal years ended August 31, 2014 and 2013 were attributed to work performed by a person other than the principal accountant’s full-time employees.

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

WHOLEHEALTH PRODUCTS, INC.

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Wholehealth Products, Inc.

We have audited the accompanying balance sheets of Wholehealth Products, Inc. (the “Company”) as of August 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended August 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Terry L. Johnson, CPA

Casselberry, Florida

November 30, 2014

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS

	August 31,	August 31,
	2014	2013
Assets:
Cash and Cash Equivalents	$464	$16,256
Total Current Assets	464	16,256

Total Assets	$464	$16,256

Liabilities:
Accrued Interest	$28,728	$6,138
Accounts Payable & Accrued Expenses	206,173	16,000
Loan Payable	318,800	221,300
Total Current Liabilities	553,701	243,438

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares
issued 0 respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares
issued and outstanding 122,826,003 and 96,943,429 respectively	122,826	96,943
Additional Paid in Capital	49,882,104	47,263,549
Common Stock to be Issued	—	98,820
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(36,602,384)	(33,730,711)
Total Stockholders' Equity	(553,237)	(227,182)

Total Liabilities and Stockholders' Equity	$464	$16,256

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended August 31,		For the Development Stage Period to
	2014	2013	August 31, 2014
Revenues	$—	$—	$—
Costs of Services	—	—	—

Gross Margin	—	—	—

Operating Expenses:
Stock for Services	2,465,118	32,563,529	35,388,647
Consulting	312,487	617,056	929,543
Gernaral and Administrative	69,978	135,988	253,966
Total Operating Expenses	2,847,583	33,316,573	36,572,156

Operating Income	(2,847,583)	(33,316,573)	(36,572,156)

Other Income (Expense):
Interest Expense	(24,090)	(6,138)	(30,228)

Net Income (Loss) Before Taxes	$(2,871,673)	$(33,322,711)	$(36,602,384)

Income Taxes	—	—	—

Net Income (Loss) After Taxes	$(2,871,673)	$(33,322,711)	—

Gain (Loss) per Share, Basic &
Diluted	$(0.03)	$(1.14)	—

Weighted Average Shares
Outstanding	108,525,932	29,355,817	—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common	Stock		Retained	Deficit	To be
	Shares	Amount	APIC	Deficit	Develop	Issued	Total
Balance September 1, 2008	414,042	414	13,955,369	(13,955,783)	—	—	—
Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2009	414,042	414	13,967,369	(13,955,783)	(12,000)	—	—

Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2010	414,042	414	13,979,369	(13,955,783)	(24,000)	—	—

Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2011	414,042	414	13,991,369	(13,955,783)	(36,000)	—	—

Shares issued for Services	769,231	769	359,231	—	—	—	360,000
Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(372,000)	—	(372,000)
Balance August 31, 2012	1,183,273	1,183	14,362,600	(13,955,783)	(408,000)	—	—

Shares issued for Services	83,400,311	83,400	32,381,309	—	—	98,820	32,563,529
Shares issued for cash	12,359,845	12,360	519,640	—	—	—	532,000
Net Loss	—	—	—	—	(33,322,711)	—	(33,322,711)
Balance August 31, 2013	96,943,429	96,943	47,263,549	(13,955,783)	(33,730,711)	98,820	(227,182)

Shares issued to be cancelled	—	—	—	—	—	(98,820)	(98,820)
Shares issued for services	10,200,000	10,200	1,162,800	—	—	—	1,173,800
Shares cancelled	(488,638)	(489)	(97,239)	—	—	—	(97,728)
Shares issued for services	13,533,334	13,534	1,475,132	—	—	—	1,488,666
Shares issued for cash	2,637,878	2,638	77,862	—	—	—	80,500
Net loss	—	—	—	—	(2,871,673)	—	(2,871,673)
Balance August 31, 2014	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	—	(553,237)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the years Ended		For the Development
	August 31,		Stage Period
	2014	2013	to August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,871,673)	$(33,322,711)	$(36,602,384)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	2,465,118	32,563,529	35,436,647
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	22,590	6,138	28,728
Increase (Decrease) in Accounts Payable & Accrued Expenses	190,173	16,000	206,173
Net Cash Used in Operating Activities	(193,792)	(737,044)	(930,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—	—
Net cash provided by Investing Activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	—	—	—
Proceeds from Notes	97,500	221,300	318,800
Proceeds from sale of stock	80,500	532,000	612,500
Net Cash Provided by Financing Activities	178,000	753,300	931,300

Net (Decrease) Increase in Cash	(15,792)	16,256	464
Cash at Beginning of Period	16,256	—	—
Cash at End of Period	$464	$16,256	$464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—	$—
Franchise and Income Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2014

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2014.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2014.

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

There were no potentially dilutive shares outstanding as of August 31, 2014.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for years ended August 31, 2014 and 2013.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $2,871,673 for the year ended August 31, 2014.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in consulting fees was payments made to its chief operating officer of $136,842 and its chief financial officer of $104,719.

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $190,173.

During the three months March to May 2014 the chief operating officer contributed $48,000 back to the company which was recorded as a reduction in consulting expense.

During the year the Company issued 9,000,000 shares to the Chief Financial Officer for services.

NOTE 5 - NOTE PAYABLE

The Company is obligated on eight short term loans, all past due, with six bearing interest at 15% and two with interest at 5% totaling $318,800. Interest for the year ended 2014 equals $24,090. Total amount owed which is shown on the balance sheet was $28,728.

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

During the quarter ended November 30, 2013 the Company issued 10,200,000 shares of stock on October 10, 2013 valued at market which was .115 cents per share for marketing services.

On May 5, 2014 the Company rescinded shares of 488,638 for non performance of services. These shares were valued at market at .20 which resulted in a reduction to stock for services of $97,728.

Also in May 2014 the Company rescinded share agreements which resulted in $98,820 of shares to be issued to be cancelled.

During the period June 2014 to August 2014 the Company issued 2,637,878 shares for cash of $80,500 and 13,533,334 shares for services valued at market for $1,488,666.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 7-ACQUISITION

On June 4, 2014 the Company entered into an agreement to purchase all of the stock of Rapid Result, Inc., an LLC, for $500,000 payable is stock subject to certain conditions. The Company feels those conditions have not been met and have rescinded the agreement. The financials do not include any of the activity of the proposed acquisition.

NOTE 8 - EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO starting November 13, 2013 for $150,000 and $130,000 respectively per year.

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

Net deferred tax assets consist of the following components as of August 31, 2014 and 2013:

	August 31, 2014	August 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$(360,958)	$(280,897)
		—
Less valuation allowance	360,958	280,897

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	(2,871,673)	$(33,322,711)
Meals and Entertainment	—	—
Stock for Services	2,465,118	32,563,529
Accrued Payroll	190,173	—
Valuation allowance	216,382	759,182
	$—	$—

At August 31, 2014, the Company had net operating loss carry forwards of approximately $975,500 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the August 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

1.	From October 2014 to November 30, 2014 the Company issued 40,986,100 shares of stock. Of this amount 30,000,000 were issued as collateral for a loan to its chief executive officer, 11,120,290 was issued for services of which 3,928,290 were issued to the CEO and 500,000 to the CFO, and 850,659 shares for cash of $28,071. The Company also cancelled 984,849 shares previously issued for services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHOLEHEALTH PRODUCTS, INC.

By: /s/ Charles Strongo Charles Strongo President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: December 15, 2014
By: /s/ Richard Johnson Richard Johnson Treasurer (Principal Financial Officer) Date: December 15, 2014

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Charles Strongo	Chairman of the Board of Directors	December 15, 2014

Richard Johnson	Director	December 15, 2014

Nancy Strongo	Director	December 15, 2014

18