Form 10-Q
period 2014-11-30
WHOLEHEALTH PRODUCTS, INC.
filed 2015-01-21
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52309

WHOLEHEALTH PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0489324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 South Weir Canyon Rd, Suites 152-157 Anaheim Hills, California	92808
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code.	(714) 392-9752

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2014, the issuer had 163,812,103 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS

	November 30,	August 31,
	2014	2014
Assets:
Cash and Cash Equivalents	$11,372	$464
Total Current Assets	11,372	464

Total Assets	$11,372	$464

Liabilities:
Accrued Interest	$36,254	$28,728
Accounts Payable & Accrued Expenses	230,909	206,173
Loan Payable	324,603	318,800
Total Current Liabilities	591,766	553,701

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares issued 0 respectively
Common Stock, par value $0.001, 1.2 billion authorized shares
issued and outstanding 163,812,103 and 122,826,003 respectively	163,812	122,826
Additional Paid in Capital	51,623,060	49,882,104
Common Stock to be Issued	87,923	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(38,499,406)	(36,602,384)
Total Stockholders' Equity	(580,394)	(553,237)

Total Liabilities and Stockholders' Equity	$11,372	$464

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30,		For the Development Stage Period to
	2014	2013	November 30, 2014
Revenues	$—	$—	$—
Costs of Services	—	—	—

Gross Margin	—	—	—

Operating Expenses:
Stock for Services	1,757,442	1,173,000	37,146,089
Consulting	28,742	101,852	958,285
General and Administrative	103,312	29,628	357,278
Total Operating Expenses	1,889,496	1,304,480	38,461,652

Operating Income	(1,889,496)	(1,304,480)	(38,461,652)

Other Income (Expense):
Interest Expense	(7,526)	(8,902)	(37,754)

Net Income (Loss) Before Taxes	$(1,897,022)	$(1,313,382)	$(38,499,406)

Income Taxes	—	—	—

Net Income (Loss) After Taxes	$(1,897,022)	$(1,313,382)	$—

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(0.01)	$—

Weighted Average Shares
Outstanding	147,589,663	102,659,912	—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common	Stock		Retained	Deficit	To be
	Shares	Amount	APIC	Deficit	Develop	Issued	Total
Balance September 1, 2008	414,042	414	13,955,369	(13,955,783)	—	—	—
Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2009	414,042	414	13,967,369	(13,955,783)	(12,000)	—	—

Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2010	414,042	414	13,979,369	(13,955,783)	(24,000)	—	—

Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(12,000)	—	(12,000)
Balance August 31, 2011	414,042	414	13,991,369	(13,955,783)	(36,000)	—	—

Shares issued for Services	769,231	769	359,231	—	—	—	360,000
Contributed Capital	—	—	12,000	—	—	—	12,000
Net Loss	—	—	—	—	(372,000)	—	(372,000)
Balance August 31, 2012	1,183,273	1,183	14,362,600	(13,955,783)	(408,000)	—	—

Shares issued for Services	83,400,311	83,400	32,381,309	—	—	98,820	32,563,529
Shares issued for cash	12,359,845	12,360	519,640	—	—	—	532,000
Net Loss	—	—	—	—	(33,322,711)	—	(33,322,711)
Balance August 31, 2013	96,943,429	96,943	47,263,549	(13,955,783)	(33,730,711)	98,820	(227,182)

Shares issued to be cancelled	—	—	—	—	—	(98,820)	(98,820)
Shares issued for services	10,200,000	10,200	1,162,800	—	—	—	1,173,800
Shares cancelled	(488,638)	(489)	(97,239)	—	—	—	(97,728)
Shares issued for services	13,533,334	13,534	1,475,132	—	—	—	1,488,666
Shares issued for cash	2,637,878	2,638	77,862	—	—	—	80,500
Net loss	—	—	—	—	(2,871,673)	—	(2,871,673)
Balance August 31, 2014	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	—	(553,237)

Shares issued as security	30,000,000	30,000	(30,000)	—	—	—	—
Shares issued for services	10,243,676	10,244	1,747,198	—	—	—	1,757,442
Shares issued for cash	742,424	742	23,758	—	—	—	24,500
Cash received for shares to be issued	—	—	—	—	—	87,923	87,923
Net loss	—	—	—	—	(1,897,022)	—	(1,897,022)
Balance November 30, 2014	163,812,103	163,812	51,623,060	(13,955,783)	(38,499,406)	87,923	(580,394)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended		For the Development
	November 30,		Stage Period
	2014	2013	to November 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(1,897,022)	$(1,313,382)	$(38,499,406)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	1,757,442	1,173,000	37,194,089
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	7,526	8,902	36,254
Increase (Decrease) in Accounts Payable & Accrued Expenses	24,736	17,520	230,909
Net Cash Used in Operating Activities	(107,318)	(113,960)	(1,038,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—	—
Net cash provided by Investing Activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	(24,197)	—	(24,197)
Proceeds from Stock to be Issued	87,923	204	87,923
Proceeds from Notes	30,000	97,500	348,800
Proceeds from sale of stock	24,500	—	637,000
Net Cash Provided by Financing Activities	118,226	97,704	1,049,526

Net (Decrease) Increase in Cash	10,908	(16,256)	11,372
Cash at Beginning of Period	464	16,256	—
Cash at End of Period	$11,372	$—	$11,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—	$—
Franchise and Income Taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

November 30, 2014

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2014.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2014.

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

There were no potentially dilutive shares outstanding as of November 30, 2014.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for periods ended November 30, 2014 and 2013.

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

Recently issued accounting pronouncements

The following accounting standards were issued as of December 26, 2011:

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an net loss of $1,897,022 for the quarter ended November 30, 2014.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts paid to its chief operating officer of 37,500 and it chief financial officer of $32,500

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $188,552

Included in notes payable is an amount of $30,000 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of non repayment.

During the quarter ended November 30, 2014 the Company issued 3,928,290 shares of stock for services to its CEO and 500,000 shares to its CFO.

NOTE 5 - NOTE PAYABLE

The Company is obligated on eight short term loans, all past due, with six bearing interest at 15% and two with interest at 5% totaling $294,603. A ninth note for $30,000 without interest is owed to the Company’s CEO. The total note payable liability is $324,603 and is shown on the balance sheet under notes payable. Interest owed at November 30, 2014 equals $36,254 and is shown on the balance sheet, Total interest expense for the quarter ended November 30, 2014 was $7,526 which is shown on the statement of operations.

NOTE 6 - EQUITY

During the quarter ended November 30, 2013 the Company issued 10,200,000 shares of stock on October 10, 2013 valued at market which was .115 cents per shares for marketing services.

On May 5, 2014 the Company recinded shares of 488,638 for non performance of services. These shares were valued at market at .20 which resulted in a reduction to stock for services of $97,728.

Also in May 2014 the Company recinded share agreements which resulted in $98,820 of shares to be issued to be cancelled.

During the period June 2014 to August 2014 the Company issued 2,637,878 shares for cash of $80,500 and 13,533,334 shares for services valued at market for $1,488,666.

During the quarter ended November 30, 2014 the Company issued 40,986,100 shares of stock. Of this amount 30,000,000 was issued as security for a loan made by the CEO of the Company and valued at present at par.

10,243,676 shares were issued for services valued at market which equaled 1,757,442. 742,242 shares were issued for cash of $24,500.

In addition the Company received $87,923 of cash for shares to be issued pursuant to subscription agreements. Total shares to be issued for this amount will be approximately 2,664,333.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 7 - ACQUISITION

On June 4, 2014 the Company entered into an agreement to purchase of all of the stock of Rapid Results Corp. for $500,000 payable in stock subject to certain conditions. The Company feels those conditions have not been met and have recinded the agreement. The financials do not include any of the activity of the proposed acquisition.

NOTE 8 - EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO starting November 11, 2013 for $150,000 and $130,000 respectively for two years

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	(2,871,673)	(33,322,711)
Meals and Entertainment	—	—
Stock for Services	2,465,118	32,563,529
Accrued Payroll	190,173	—
Valuation allowance	216,382	759,182
	$—	$—

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

That no subsequent exist to be disclosed.

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

Revenues

There were no revenues during the three month period ended November 30, 2014 and November 30, 2013.

Research and Development

There were no research and development cost during the three month period ended November 30, 2014 and November 30, 2013.

Operating Expenses

Total operating expenses for the three month period ended November 30, 2014 was $1,889,496 and for November 30, 2013 was $1,304,480 an increase of $585,016. Stock for services were $1,757,442 for the current period compared to $1,173,000 in the prior year a decrease of $584,442. Consulting expenses decreased to $28,742 from $101,853 as a result of using less outside contractors. General and administrative expenses increased to $103,312 from $29,628 as we retained more professional firms.

Net Loss

For the three months ended November 30, 2014 we lost $1,897,022. This total loss for this period compares to the three months ended November 30, 2013 of $1,313,382. The increase in loss is due mainly to an increase in non cash stock for services.

Liquidity and Capital Resources

As of November 30, 2014, the Company had a deficiency in working capital of $580,394 and used cash for operations of $107,318. Proceeds from loans were $30,000 repayments equaled $24,197 and monies from sale of stock was $112,423 which resulted in an increase in cash of $10,908

Off-Balance Sheet Arrangements

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of November 30, 2014, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended November 30, 2014, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of November 30, 2014 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of November 30, 2014.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of November 30, 2014, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

WHOLEHEALTH PRODUCTS, INC.

Dated: January 21, 2015

By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

