Form 10-Q
period 2015-02-28
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2015, the issuer had 175,187,683 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	February 28,	August 31,
	2015	2014
Assets:
Cash and Cash Equivalents	$—	$464
Total Current Assets	—	464

Total Assets	$—	$464
Liabilities:
Cash Overdraft	$174	$—
Accrued Interest	63,912	28,728
Accounts Payable & Accrued Expenses	353,448	206,173
Loans Payable	349,692	318,800
Total Current Liabilities	767,226	$553,701

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares issued 0 and 0, respectively
Common Stock, par value $0.001, 1.2 billion authorized shares	—	—
Issued and outstanding 175,187,683 and 122,826,003 shares	175,188	122,826
Additional Paid in Capital	51,933,973	49,882,104
Common Stock to be Issued	—	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(38,920,604)	(36,602,384)
Total Stockholders' Equity	(767,226)	(553,237)

Total Liabilities and Stockholders' Equity	$—	$464

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	February 28,		February 28,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Costs of Services	—	—	—	—

Gross Margin	—	—	—	—

Operating Expenses:
Investor Relations	1,970,058	1,173,000	212,616	—
Consulting	60,052	179,157	31,310	77,305
General and Administrative	252,899	27,359	149,587	(2,269)
Total Operating Expenses	2,283,009	1,379,516	393,513	75,036

Operating Income	(2,283,009)	(1,379,516)	(393,513)	(75,036)

Other Income (Expense):
Interest Expense	(35,211)	(16,441)	(27,685)	(7,539)

Net Income (Loss) Before Taxes	$(2,318,220)	$(1,395,957)	($421,198)	($82,575)

Income Taxes	—	—	—	—

Net Income (Loss) After Taxes	$(2,318,220)	$(1,395,957)	($421,198)	($82,575)

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(0.01)	$0.00	$0.00

Weighted Average Shares
Outstanding	157,166,492	104,312,970	166,864,681	107,143,429

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,318,220)	$(1,395,957)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	1,970,058	1,173,000
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	35,184	16,441
Increase (Decrease) in Accounts Payable & Accrued Expenses	147,275	92,860
Net Cash Used in Operating Activities	(165,703)	(113,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	(24,981)
Cash overdraft	174	—
Proceeds from Notes	55,873	97,500
Proceeds from sale of stock	134,173	—
Net Cash Provided by Financing Activities	165,239	97,500

Net (Decrease) Increase in Cash	(464)	(16,156)
Cash at Beginning of Period	464	16,256
Cash at End of Period	$—	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

Starting September 1, 2008, after its change in business direction from oil and gas revenue company, it entered the development stage which is in effect to the present day.

The financials included herein have not been reviewed or audited by a qualified PCAOB firm and have been prepared by management.

The company has been suspended from trading and is seeking to reinstate itself. There is no guarantee it will occur.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2015.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2015.

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

Net income (loss)per common share

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

There were no potentially dilutive shares outstanding as of February 28, 2015.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for six month period ended February 28, 2015 and 2014.

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

NOTE 3 –GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $36,920,604February 28, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts paid to its chief operating officer of $84,972 and its chief financial officer of $64,998.

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $290,957.

Included in notes payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of non repayment.

During the six months ended February 28, 2015 the Company issued 3,928,290 shares of stock for services to its CEO and 500,000 shares to its CFO.

NOTE 5 – NOTE PAYABLE

The Company is obligated on nine short term loans, all past due except one, with three bearing interest at 15% and six with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at February 28, 2015 equals $62,912 and is shown on the balance sheet. Total interest expense for the six months ended February 28, 2015 was $35,211 which is shown on the statement of operations.

NOTE 6 - EQUITY

During the quarter ended November 30, 2014 the Company issued 40,986,100 shares of stock. Of this amount 30,000,000 was issued as security for a loan made by the CEO of the Company and valued at present at par. 10,243.676 shares were issued for services valued at market which equaled $1,757,442. 743,242 shares were issued for cash of $24,500. In addition the Company received $87,923 of cash for shares to be issued pursuant to subscription agreements. Total shares to be issued for this amount will be approximately 2,664,333.

For the three months ended February 28, 2015 the Company issued 11,375,580 shares of stock of which 7,087,200 shares were issued for services valued at $212,616. 1,201,157 shares were issued for cash of $21,750 and the balance of 3,087,223 shares for cash of $87,923 previously contributed.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 7 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO starting November 11, 2013 for $150,000 and $130,000 for two years.

NOTE 8– SUBSEQUENT EVENTS

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF FEBRUARY 28, 2015 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the six month period ended February 28, 2015 and February 29, 2014.

Investor Relations

For the six months ended February 28, 2015 the Company incurred 1,970,058 in stock for services cost for investor relations which increased 797,059 as the company issued more shares to its ir team. For the three months ended February 28, 2015 ir costs were 212,616 compared to zero.

Consulting

Consulting costs were 60,052 for the current six months down from 92,860 as we relied less on outside services in an effort to reduce costs For the three months ended February 28, 2015 consulting costs 31,310 compared 75,036 in the previous year as we continued our attempt to limit costs.

General and Administrative Costs

For the six months ended February 28,2015 costs were 252,899 compared to 113,656 and increase of 139,243. The reason for the increase was officer and director accrued compensation increase by 52,664 and professional fees increase by 57,336 as we incurred higher legal and accounting costs.

For the three months ended February 28, 2015 costs were 149,587 compared to 75,036 and increase of 74,551 with accrued compensation and professional fees amounting to the difference.

Net Loss

Net loss for the six months was 2,318,220 compared to 1,395,957 or 922,263 increase. The main reason for the increase was stock for services For the three months ended the loss was 393,513 compared to 75,036 or 318,557 increase. The reason for the increase was higher stock for services and accrued compensation.

Liquidity and Capital Resources

As of February 28, 2015, the Company had a deficiency in working capital of $767,226. Up from 5553,701 due to higher liabilities.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of February 28, 2015, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended February 28, 2015, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of February 28, 2015 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of February 28, 2015.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of February 28, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2014 the Company issued 40,986,100 shares of stock. Of this amount 30,000,000 was issued as security for a loan made by the CEO of the Company and valued at present at par. 10,243.676 shares were issued for services valued at market which equaled $1,757,442. 743,242 shares were issued for cash of $24,500. In addition the Company received $87,923 of cash for shares to be issued pursuant to subscription agreements. Total shares to be issued for this amount will be approximately 2,664,333.

For the three months ended February 28, 2015 the Company issued 11,375,580 shares of stock of which 7,087,200 shares were issued for services valued at $212,616. 1,201,157 shares were issued for cash of $21,750 and the balance of 3,087,223 shares for cash of $87,923 previously contributed.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosure.

None.

Item 5. Other Information

As of the date of this report, the Company has not engaged an independent certified accounting firm.

Item 6. Exhibits

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

WHOLEHEALTH PRODUCTS, INC.

Dated: July 17, 2017

By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

