Form 10-Q
period 2015-05-31
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2015, the issuer had 175,187,683 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHOLEHEALTH PRODUCTS, INC

BALANCE SHEET

(Unaudited)

	May 31,	August 31,
	2015	2014
Assets:
Current Assets
Cash	$—	$464
Accounts Receivable	—	—
Total Current Assets	—	464

Total Assets	$—	$464

Liabilities: Cash Overdraft	$1,055	$—
Accrued Interest	72,290	28,728
Accounts Payable & Accrued Expenses	478,644	206,173
Loan Payable	349,692	318,800
Total Current Liabilities	$901,701	$553,701

Stockholders' Equity (Deficit):
Preferred Stock, par Value $0.001, 100,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common Stock, par value $0.001, 1.2 billion shares authorized,175,187,683 and 122,826,003 shares issued and outstanding, respectively	175,188	122,826
Additional Paid In Capital	51,933,973	49,882,104
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During Development Stage	(39,055,079)	(36,602,384)
Total Stockholders' Equity	(901,701)	(553,237)
Total Liabilities and Stockholders' Equity	$—	$464

The accompanying notes are an integral part of these financial statements.
2

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	May 31,		May 31,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—
Costs of Services	—	—	—	—

Gross Margin	—	—	—	—

Operating Expenses:
Investor Relations	1,970,058	976,452	—	(196,548)
Consulting	60,052	245,631	—	66,474
General and Administrative	378,889	43,846	125,990	16,487
Total Operating Expenses	2,408,999	1,265,929	125,990	(113,587)

Operating Income	(2,408,999)	(1,265,929)	(125,990)	113,587

Other Income (Expense):
Interest Expense	(43,696)	(24,146)	(8,483)	(7,705

Net Income (Loss) Before Taxes	$(2,452,695)	$(1,290,075)	($134,473)	$105,882

Income Taxes	—	—	—	—

Net Income (Loss) After Taxes	$(2,452,695)	$(1,290,075)	($134,473)	$105,882

Gain (Loss) per Share, Basic &
Diluted	$(0.02)	$(0.01)	$0.00	$0.00

Weighted Average Shares
Outstanding	163,173,556	105,597,518	175,187,683	107,005,335

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,452,695)	$(1,290,075)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	1,970,058	976,452
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	43,562	22,646
Increase (Decrease) in Accounts Payable & Accrued Expenses	272,491	126,719
Net Cash Used in Operating Activities	(166,584)	(164,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	(24,981)
Cash overdraft	1,055	—
Proceeds from Notes	55,873	97,500
Proceeds from sale of stock	134,173	55,000
Net Cash Provided by Financing Activities	166,120	152,500

Net (Decrease) Increase in Cash	(464)	(11,758)
Cash at Beginning of Period	464	16,256
Cash at End of Period	$—	$4,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

May 31, 2015

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

The Company presently has been suspended from trading on any exchange. The Company is working on removing that restriction.

The financial statements herein have not been audited or reviewed by a qualified PCAOB accounting firm. These financial have been prepared by management.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2015.

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

The Company determined that there were no impairments of long-lived assets as of May 31, 2015.

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

There were no potentially dilutive shares outstanding as of May 31, 2015.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for nine month period ended May 31, 2015 and 2014.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $39,055,079 and a net loss of $2,452,695 for the nine months ended May 31, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts paid to its chief operating officer of $112,500 and its chief financial officer of $97,497.

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $414,811.

Included in notes payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of non repayment.

During the nine months ended May 31, 2015, the Company issued 3,928,290 shares of stock for services to its CEO and 500,000 shares to its CFO.

NOTE 5 – NOTE PAYABLE

The Company is obligated on nine short term loans, all past due except one, with three bearing interest at 15% and six with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at May 31, 2015 equals $72,290 and is shown on the balance sheet. Total interest expense for the nine months ended May 31, 2015 was $43,696 which is shown on the statement of operations.

NOTE 6 – EQUITY

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

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of issuance.

NOTE 7 – ACQUISITION

On June 14, 2014 the Company entered into an agreement to purchase of all of the stock of Rapid Results Corp. for $500,000 payable in stock subject to certain conditions. The Company feels those conditions have not been met and have rescinded the agreement. The financials do not include any of the activity of the proposed acquisition.

NOTE 8 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO starting November 11, 2013 for $150,000 and $130,000 until substantial funding is obtained. The Company has entered into an employment contract with LYNDONTREE, LLC to act in the capacity of Investor Relations Director starting December 1, 2014 at a salary of $120,000 per year. The Company has also entered into an employment contract with Jane Brown in Investor Relations starting January 1, 2015 at a salary of $108,000 per year.

NOTE 9 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differenced and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of August 31, 2014 and 2013:

	August 31, 2014	August 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$(360,958)	$(280,897)
		—
Less valuation allowance	360,958	280,897

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from containing operations for the period ending August 31, 2014 and 2013 due to the following:

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF MAY 31, 2015 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the nine month period ended May 31, 2015 and May 31, 2014.

Investor Relations

For the nine months ended May 31, 2015 investor relation cost was 1,970,058 compared to 976,452 in 2014 an increase of 993,606. The reason for the increase was the fact more shares were issued to investor relation consultants. For the three months ended May 31, 2015 zero cost was incurred compared to a negative expense due to returned shares in 2014 of 196,538.

Consulting

For the nine months ended May 31, 2015 consulting expense was $60,052 compared to $245,631 a reduction of $185,579. The Company reduced in reliance of outside professionals in an effort to reduce costs. For the three month period ended May 31, 2015 consulting costs were zero compared to $66,474.

General and Administrative Costs

For the nine months ended May 31, 2016 these costs were $378,889 compared to $43,846 an increase of $335,043. The main area of increase was accrued compensation to officer and directors.

Costs for the three months ended May 31, 2015 were $125,990 compared to 16,647 or an increase of 109,343.Similar to the nine month period the reason for the increase was higher accrued compensation for the officers and directors.

Net loss

For the nine month period losses were $2,452,695 compared to $1,290,075 or an increase of $1,162,620. Shares for investor relations and accrued officer compensation was the main areas of increase.

Loss for the three months ended May 31, 2015 was $125,990 compared to a profit in 2014 of 113,587. The profit number was a result of returned and cancelled shares resulting in a negative expense.

Liquidity and Capital Resources

As of May 31, 2015, the Company had a deficiency in working capital of $901,701 increase from 553,237 as the company increased debt without any increase in assets.

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

There can be no assurance that the Company’s planned personnel, systems, procedures and controls will be adequate to support its future operations, management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities. Ifthe company is unable to manage growth effectively, the Company’s business, prospects, financial condition, results and operations could be adversely affected.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of May 31, 2015, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended May 31, 2015, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of May 31, 2015 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of May 31, 2015.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of May 31, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of issuance.

Item 3. Defaults Upon Senior Securities.

None

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

