Form 10-K
period 2015-08-31
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-135027

WHOLEHEALTH PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0489324
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3800 Howard Hughes Pkwy.
Las Vegas, Nevada	89169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (702)-262-6899

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on February 28, 2015 as reported on the Nasdaq National Market, was approximately $30,000,000. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of February 28, 2015.

As of August 31, 2015, there were 175,187,683 shares of the Registrant’s Common Stock outstanding.

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

ITEM 4. MINING SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

During the year ended August 31, 2015 and 2014, shares of the Company’s common stock are quoted on the OTC Markets (www.otcmarkets.com) via the trading symbol “GWPC.”

The following table sets forth the high and low bid prices for the Company’s shares for each quarter during the two fiscal years ended August 31, 2015 and 2014. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

	Date		Bid Price

	FY 2015	HIGH		LOW

First Quarter		.28		.03

Second Quarter		.05		.00

Third Quarter		.01		.00

Fourth Quarter		.02		.00

	FY 2014	HIGH		LOW

First Quarter		.65		.12

Second Quarter		.25		.07

Third Quarter		.25		.04

Fourth Quarter		.25		.05

As of August 31, 2015, the market price of the Company’s common stock was .00 per share.

As of August 31, 2015, there were 175,187,683 issued and outstanding shares of common stock held by an estimated 170 holders of record.

DIVIDEND POLICY. The Company has not paid and does not plan to pay cash dividends at this time.

ISSUER PURCHASE OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended August 31, 2015

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total revenue was $0 for the year ended August 31, 2015 and 2014.

Investor Relations

For the twelve month period ended August 31, 2015 investor relation costs were $1,970,058 compared to $2,465,118 for the preceding twelve month period ended August 31, 2014 an decrease of $495,060. The reason for the decrease was the fact that the company issued less shares for services.

Consulting Expenses

For the twelve month period ended August 31, 2015 the Company incurred $59,499 consulting fees as opposed to the twelve months ended August 31, 2014 in which $312,487 was incurred, a reduction of $252,988. The reduction was due to the Company not employing outside services in the period to implement their product.

General and Administrative Expenses

General and Administrative costs for the twelve months was $512,006 compared to $69,978 for the period ended August 31, 2014, an increase of $442,028. The main areas of increase were officer accrued consulting fees.

Net Loss

During the twelve months ended August 31, 2015 compared to 2014 the Company lost $2,593,668 as compared to $2,871,673, a reduction of $278,005. The lost was predominately caused by stock for services expense for investor relations and consulting.

Liquidity and Capital Resources

As of August 31, 2015, the Company had a deficiency in working capital of $1,042,674, with no cash or assets which was an increase in the period from $553,237 or $489,437.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of August 31, 2015, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan, however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

 In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2015, management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2015 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officers, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2015.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2015, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of August 31, 2015 are as follows:

Name	Age	Position(s)
Charles A. Strongo	54	Chairman of the Board of Directors, Chief Executive Officer and President
Richard A. Johnson	83	Chief Financial Officer and Director
Shujie Cui, M.D.	51	Director
Nancy Strongo, M. Ed., J.D.	63	Vice President Business Development, Director and Secretary
F. Rene Alvarez, Jr.,	76	Director
Wolfgang Groeters, BS	78	Director

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

F. Rene Alvarez, Jr., Director

Mr. Alvarez holds a law degree and has been admitted to the New York State Bar Association. He also has a Bachelor’s degree in Accounting from Canisius College in New York. He held a variety of audit positions with a variety of Ford Motor Company subsidiaries with titles such as Senior Vice President, CFO and Director of Internal America and South Africa. Since retiring from Ford, he has served in high level positions in several diverse companies, serving in such capacities as Corporate Vice President and Board Member.

Wolfgang Groeters, BS, Director

Wolfgang brings several decades of experience in health care and diagnostics as an engineer. He started Bentley Labs which was sold to American Hospital Supply, then to Baxter International, Ellay, Inc and from there to Meditronic Inc. At one time Edwards and Bentley were together under Baxter. He then became President of Orange Empire Building Services from 1975 to 1980.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended August 31, 2015 and 2014.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation

Charles Strongo	CEO	FY 2015	150,000	30,000,000	30,000	180,000
Richard Johnson	CFO	FY 2015	129,996	-	-	129,996

The Company accrued salary for its CEO and CFO of $150,000 and 129,996 for the year ended August 31, 2015.

During the fiscal year ended August 31, 2014, the chief executive officer accrued $87,452 in salary and the chief financial officer accrued $85,719 in salary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2015 certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

Name and Address	Number of Shares Beneficially Owned(1)	Percentage of Common Stock
Charles Strongo 6761 E. Leafwood Dr Anaheim Hills, CA 92807	51,728,290	30%
Richard Johnson 612 Wood Lake Dr Brea, CA 92821	14,300,000	8%
American Estates and Trust FBO Roger Thomas IRA 1636 Anita Ln Newport Beach, CA 92660	12,186,666	7%
Eric Garofano 550 N Brand Blvd #600 Glendale, CA 91203	10,000,000	6%

(1)	Percentages based on 175,187,683 shares of common stock issued and outstanding as of August 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

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

WHOLEHEALTH PRODUCTS, INC.

C O N T E N T S

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS

	August 31,	August 31,
	2015	2014
Assets:
Cash and Cash Equivalents	$—	$464
Total Current Assets	—	464

Total Assets	$—	$464

Liabilities:
Accrued Interest	$80,668	$28,728
Accounts Payable & Accrued Expenses	612,314	206,173
Loan Payable	349,692	318,800
Total Current Liabilities	1,042,674	553,701

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares	—	—
issued 0 respectively
Common Stock, par value $0.001, 1.2 billion authorized shares
issued and outstanding 175,187,683 and 122,826,003, respectively	175,188	122,826
Additional Paid in Capital	51,933,973	49,882,104
Common Stock to be Issued	—	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(39,196,052)	(36,602,384)
Total Stockholders' Equity	(1,042,674)	(553,237)

Total Liabilities and Stockholders' Equity	$—	$464

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,
	2015	2014
Revenues	$—	$—
Costs of Services	—	—

Gross Margin	—	—

Operating Expenses:
Investor Relations	1,970,058	2,465,118
Consulting	59,499	312,487
General and Administrative	512,006	69,978
Total Operating Expenses	2,541,563	2,847,583

Operating Income	(2,541,563)	(2,847,583)

Other Income (Expense):
Interest Expense	(52,105)	(24,090)

Net Income (Loss) Before Taxes	$(2,593,668)	$(2,871,673)

Income Taxes	—	—

Net Income (Loss) After Taxes	$(2,593,668)	$(2,871,673)

Gain (Loss) per Share, Basic &
Diluted	$(0.02)	$(0.03)

Weighted Average Shares
Outstanding	166,201,774	108,525,932

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the years Ended
	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,593,668)	$(2,871,673)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	1,970,058	2,465,118
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	51,940	22,590
Increase (Decrease) in Accounts Payable & Accrued Expenses	406,141	190,173
Net Cash Used in Operating Activities	(165,529)	(193,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	(24,981)	—
Proceeds from Notes	55,873	97,500
Proceeds from sale of stock	134,173	80,500
Net Cash Provided by Financing Activities	165,065	178,000

Net (Decrease) Increase in Cash	(464)	(15,792)
Cash at Beginning of Period	464	16,256
Cash at End of Period	$—	$464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

	Common	Stock		Retained	Deficit	To be
	Shares	Amount	APIC	Deficit	Develop	Issued	Total
Balance August 31, 2012	1,183,273	1,183	14,362,600	(13,955,783)	(408,000)	—	—

Shares issued for Services	83,400,311	83,400	32,381,309	—	—	98,820	32,563,529
Shares issued for cash	12,359,845	12,360	519,640	—	—	—	532,000
Net Loss	—	—	—	—	(33,322,711)	—	(33,322,711)
Balance August 31, 2013	96,943,429	96,943	47,263,549	(13,955,783)	(33,730,711)	98,820	(227,182)
Shares to be issued cancelled						(98,820)	(98,820)
Shares issued for Services	10,200,000	10,200	1,162,800	—	—	—	1,173,000
Shares Cancelled	(488,638)	(489)	(97,239)	—	—	—	(97,728)
Shares issued for Services	13,553,334	13,534	1,475,132	—	—	—	1,488,666
Shares issued for cash	2,637,878	2638	77,862	—	—	—	80,500
Net Loss	—	—	—	—	(2,871,673)	—	(2,871,673)
Balance August 31, 2014	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)		(553,237)

Shares issued for Services	47,330,876	47,331	1,922,727	—	—	—	1,776,462
Shares issued for Cash	1,943,581	1,944	44,306	—	—	—	24,500
Shares issued for cash previously rec’d	3,087,223	3,087	84,836	—	—	—	—
Net loss	—	—	—	—	(2,593,068)	—	(2,593,068)
Balance August 31, 2015	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	—	(1,042,674)

The accompanying notes are an integral part of these financial statements.

 WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2015

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

The Company’s financial statements for generated by management. The Company has not engaged a qualified PCAOB firm to render an opinion on the financial statements.

The Company is currently suspended from trading and is seeking to be reinstated.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2015.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2015.

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

There were no potentially dilutive shares outstanding as of August 31, 2015.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for years ended August 31, 2015 and 2014.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $2,593,668 for the year ended August 31, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts accrued to its chief operating officer of $150,000 and its chief financial officer of $129,996.

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $521,296.

Included in notes payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of nonpayment.

 During the year ended August 31, 2015 the Company issued 3,928,290 shares of stock for services to its CEO and 500,000 shares to its CFO.

NOTE 5 - NOTE PAYABLE

The Company is obligated on eight short term loans, all past due, with six bearing interest at 15% and two with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at May 31, 2015 equals $80,668 and is shown on the balance sheet. Total interest expense for the year ended August 31, 2015 was $52,105 which is shown on the statement of operations.

NOTE 6 - EQUITY

During the quarter ended November 30, 2013 the Company issued 10,200,000 shares of stock on October 10, 2013 valued at market which was 0.115 dollars per share for marketing services.

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

During the quarter ended November 30, 2014 the Company issued 40,986,100 shares of stock. Of this amount 30,000,000 was issued as security for a loan made by the CEO of the Company and valued at present at par. 10,243,676 shares were issued for services valued at market which equaled $1,757,442. 742,242 shares were issued for cash of $24,500. In addition the Company received $87,923 of cash for shares to be issued pursuant to subscription agreements. Total shares to be issued for this amount will be approximately 2,664,333.

For the three months ended February 28, 2015 the Company issued 11,375,580 shares of stock of which 7,087,200 shares were issued for services valued at $212,616. 1,201,157 shares were issued for cash of $21,750 from 5 investors and the balance of 3,087,223 shares for cash of $87,923 previously contributed.

For the three months ending May 31, 2015 the Company did not issue any new shares.

For the three months ending August 31, 2015 the Company did not issue any new shares.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 7 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with the CEO and CFO in November 2015 for $150,000 and $130,000 respectively for two years.

NOTE 8 – INCOME TAX

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

Net deferred tax assets consist of the following components as of August 31, 2015 and 2014:

	August 31, 2015	August 31, 2014
Deferred Tax Assets – Non-current:

NOL Carryover	$(360,958)	$(360,958)
		—
Less valuation allowance	360,958	360,958

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2015 and 2014 due to the following:

	2015	2014

Book Income	(2,593,668)	$(2,871,673)
Meals and Entertainment	—	—
Stock for Services	1,970,058	2,465,118
Accrued Payroll	406,141	190,173
Valuation allowance	217,469	216,382
	$—	$—

At August 31, 2015, the Company had net operating loss carry forwards of approximately $975,500 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the August 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

WHOLEHEALTH PRODUCTS, INC.

By: /s/ Charles Strongo Charles Strongo President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: July 17, 2017
By: /s/ Richard Johnson Richard Johnson Treasurer (Principal Financial Officer) Date: July 17, 2017

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Charles Strongo	Chairman of the Board of Directors	July 17, 2017

Richard Johnson	Director	July 17, 2017

18