Form 10-Q
period 2015-11-30
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 30, 2015, the issuer had 190,187,683 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS

	November 30,	August 31,
	2015	2015
Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

Liabilities:
Accrued Interest	$88,981	$80,668
Accounts Payable & Accrued Expenses	750,028	612,314
Loan Payable	349,692	349,692
Total Current Liabilities	1,188,701	1,042,674

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares
issued 0 respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares
issued and outstanding 190,187,683 and 175,187,683, respectively	190,188	175,188
Additional Paid in Capital	52,203,973	51,933,973
Common Stock to be Issued	—	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(39,627,079)	(39,196,052)
Total Stockholders' Equity	(1,188,701)	(1,042,674)

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	November 30,
	2015	2014
Revenues	$—	$—
Costs of Services	—	—

Gross Margin	—	—

Operating Expenses:
Investor Relations	285,000	1,757,442
Consulting	—	28,742
General and Administrative	137,714	103,312
Total Operating Expenses	422,714	1,889,496

Operating Income	(422,714)	(1,889,496)

Other Income (Expense):
Interest Expense	(8,313)	(7,526)

Net Income (Loss) Before Taxes	$(431,027)	$(1,897,022)

Income Taxes	—	—

Net Income (Loss) After Taxes	$(431,027)	$(1,897,022)

Gain (Loss) per Share, Basic &
Diluted	$(0.00)	$(0.01)

Weighted Average Shares
Outstanding	179,033,837	147,589,663

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(431,027)	$(1,897,022)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	285,000	1,757,442
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	8,313	7,526
Increase (Decrease) in Accounts Payable & Accrued Expenses	137,714	24,736
Net Cash Used in Operating Activities	—	(107,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	—	(24,197)
Proceeds from Notes	—	30,000
Proceeds from sale of stock	—	112,423
Net Cash Provided by Financing Activities	—	118,226

Net (Decrease) Increase in Cash	—	10,908
Cash at Beginning of Period	—	464
Cash at End of Period	$—	$11,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred	Preferred	Common	Stock		Retained	Deficit
	Shares	Stock	Shares	Amount	APIC	Deficit	Develop	Total
Balance August 31, 2014	—	—	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	(553,237)

Shares issued for services	—	—	40,243,676	40,244	1,717,198	—	—	1,757,442

Shares issued for cash	—	—	742,424	743	23,757	—	—	24,500

Shares issued for services	—	—	7,087,200	7,087	205,529	—	—	212,616

Shares issued for cash	—	—	1,201,157	1,201	20,549	—	—	21,750

Shares issued for cash previously received	—	—	3,087,223	3,087	84,836	—	—	87,923

Net Loss	—	—	—	—	—	—	(2,593,668)	(2,593,668)

Balance August 31, 2015	—	—	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	(1,042,674)

Shares issued for services	—	—	15,000,000	15,000	270,000	—	—	285,000

Net loss for the period	—	—	—	—	—	—	(431,027)	(431,027)

Balance November 30, 2015	—	—	190,187,683	190,188	52,203,973	13,955,783	(39,627,079)	(1,188,701)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

November 30, 2015

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

The Company currently is not trading and has been suspended from trading. The Company is seeking to have its symbol relisted.

The Company’s financial statements are unaudited and have not been reviewed by a qualidied PCAOB firm. The financials have been prepared by management.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2015.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2015.

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

There were no potentially dilutive shares outstanding as of November 30, 2015.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for nine month period ended November 30, 2015 and 2014.

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

NOTE 3 –GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $431,027 for the three months ended November 30, 2015.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts paid to its chief operating officer of $37,500 and its chief financial officer of $32,499

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $630,010.

Included in Notes Payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of non repayment.

NOTE 5 – NOTE PAYABLE

The Company is obligated on nine short term loans, all past due except one, with three bearing interest at 15% and six with interest at 5% totaling $319.603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at November 30, 2015 equals $88,981 and is shown on the balance sheet. Total interest expenses for the three months ended November 30, 2015 was $8,313 which is shown on the statement of operations.

NOTE 6 – EQUITY

During the three months ended November 30, 2015 the Company issued 15,000,000 shares of stock for investor relations valued at market resulting in an expense of $285,000.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 7 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO in November 11, 2015 for $150,000 and $130,000, respectively for two years.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF NOVEMBER 30, 2015 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the three month period ended November 30, 2015 and November 30, 2014.

Investor Relations

For the three months ended November 30, 2015, costs were $285,000 solely from stock issuances compared to $1,757,442 in 2014 also solely from stock issuances. The 2015 cost was $1,472,442 less than prior year as the company decided to reduce its share costs.

Consulting

Consulting costs in 2015 were zero compared to 28.742 in 2014 as the company reduced its reliance on outside professionals.

General and Administrative Costs

In 2015 these costs were 137,714 compared to 103,312 an increase of 34,402. The main area of increase was accrued compensation fees for officer and directors.

Net loss

Net loss in 2015 $431,027 compared to 1,897,022 a reduction of $1,465,995. The reason for the reduction was mostly due to less stock for services.

Liquidity and Capital Resources

As of November 30, 2015, the Company had a deficiency in working capital of $1,188,701 which increased from 1,042,674 due to increase in debt of $146,027.

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

Protecting or defending the Company’s IP rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity may require litigation. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a materially adverse effect on the Company’s business, prospects, financial condition, or operating results.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of November 30, 2015, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended November 30, 2015, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of November 30, 2015 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of November 30, 2015.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of November 30, 2015, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2015, the Company issued 15,000,000 shares of stock for investor relations valued at market resulting in an expense of $285,000.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

Item 3. Defaults Upon Senior Securities.

None.

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

