Form 10-Q
period 2016-02-29
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 29, 2016, the issuer had 284,387,683 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHOLEHEALTH PRODUCTS, INC

BALANCE SHEET

(Unaudited)

	February 29,	August 31,
	2016	2015
Assets:
Current Assets
Cash	—	$—
Accounts Receivable	—	—
Total Current Assets	—	—

Total Assets	—	$—

Liabilities: Cash Overdraft	—	—
Accrued Interest	97,294	$80,668
Accounts Payable& Accrued Expenses	795,275	612,314
Loan Payable	349,692	349,692
Total Current Liabilities	$1,242,261	$1,042,674

Stockholders' Equity (Deficit):
Preferred Stock par value $1.00, authorized 100,000,000 shares, 0 and 0 shares issued and outstanding, respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares, 284,387,683 and 175,187,683 shares issued and outstanding, respectively	284,388	175,188
Additional Paid In Capital	53,899,572	51,933,973
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During Development Stage	(41,470,438)	(39,196,052)
Total Stockholders' Equity	($1,242,261)	($1,042,674)
Total Liabilities and Stockholders’ Deficit	$—	$—
The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues	$—	$—	$—	$—
Costs of Services	—	—	—	—

Gross Margin	—	—	—	—

Operating Expenses:
Investor Relations	2,074,799	1,970,058	1,789,799	212,616
Consulting	—	60,052	—	31,310
General and Administrative	182,961	252,899	45,247	149,587
Total Operating Expenses	2,257,760	2,283,009	1,835,046	393,513

Operating Income	(2,257,760)	(2,283,009)	(1,835,046)	393,513

Other Income (Expense):
Interest Expense	(16,626)	(35,211)	(8,313)	(27,685)

Net Income (Loss) Before Taxes	$(2,274,386)	$(2,318,220)	($1,843,359)	($421,198)

Income Taxes	—	—	—	—

Net Income (Loss) After Taxes	$(2,274,386)	$(2,318,220)	($1,843,359)	($421,198)

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(0.01)	$0.00	$0.00

Weighted Average Shares
Outstanding	203,067,903	157,166,492	217,101,969	166,864,681

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,274,386)	$(2,318,220)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	2,074,799	1,970,058
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	16,626	35,184
Increase (Decrease) in Accounts Payable & Accrued Expenses	182,961	147,275
Net Cash Used in Operating Activities	—	(165,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	—	(24,981)
Cash overdraft	—	174
Proceeds from Notes	—	55,873
Proceeds from sale of stock	—	134,173
Net Cash Provided by Financing Activities	—	165,239

Net (Decrease) Increase in Cash	—	(464)
Cash at Beginning of Period	—	464
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred	Preferred	Common	Stock		Retained	Deficit
	Shares	Stock	Shares	Amount	APIC	Deficit	Develop	Total
Balance August 31, 2014	—	—	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	(553,237)

Shares issued for services	—	—	40,243,676	40,244	1,717,198	—	—	1,757,442

Shares issued for cash	—	—	742,424	743	23,757	—	—	24,500

Shares issued for services	—	—	7,087,200	7,087	205,529	—	—	212,616

Shares issued for cash	—	—	1,201,157	1,201	20,549	—	—	21,750

Shares issued for cash previously received	—	—	3,087,223	3,087	84,836	—	—	87,923

Net Loss	—	—	—	—	—	—	(2,593,668)	(2,593,668)

Balance August 31, 2015	—	—	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	(1,042,674)

Shares issued for services	—	—	15,000,000	15,000	270,000	—	—	285,000

Shares issued for services	—	—	94,200,000	94,200	1,695,599	—	—	1,789,799

Net loss for the period	—	—	—	—	—	—	(2,274,386)	(2,274,386)

Balance February 29, 2016	—	—	284,387,683	284,388	53,899,572	13,955,783	(41,470,438)	(1,242,261)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

February 29, 2016

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

The Company has been suspended from trading and is attempting to relist to be able to resume trading activity in their stock.

The Company’s financial statements have not been reviewed or audited by a qualified PCAOB firm. The financials presented herein are prepared by management.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 29, 2016.

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

The Company determined that there were no impairments of long-lived assets as of February 29, 2016.

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

There were no potentially dilutive shares outstanding as of February 29, 2016.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for nine month period ended February 29, 2016 and 2015.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $2,274,386 for the six months ended February 29, 2016.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts accrued to its chief operating officer of $50,000 and its chief financial officer of $43,322.

Included in Accounts Payable and Accrued Expense are amounts owed to its officers and directors for salaries and benefits of $762,828.

Included in Notes Payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of non repayments.

NOTE 5 – NOTE PAYABLE

The Company is obligated on nine short term loans, all past due except one, with three bearing interest at 15% and six with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at February 28, 2016 equals $97,294 and is shown on the balance sheet. Total interest expense for the six months ended February 28, 2016 was $16,626 which is shown on the statement of operations.

NOTE 6 – EQUITY

During the quarter ended November 30, 2015 the Company issued 15,000,000 shares of stock for services.

During the quarter ended February 29, 2016 the Company issued 94,200,000 shares of stock for services valued at $1,789,799 which was the market price of the shares on the date of issuance.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of issuance.

NOTE 7 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO starting November 2015 for $150,000 and $130,000 respectively for two years.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF FEBRUARY 29, 2016 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the six month period ended February 29, 2016 and February 28, 2015.

Investor Relations Expense

For the six months ended February 29, 2016 costs were 2,074,799 up from 1,970,058 or 104,741. The total of this amount is derived from stock issuance costs and the increase is due to more issuances during the period.

For the three months ended February 29, 2016 compared to 2015 costs were 1,789,799 compared to 212,616 and increase in stock issuance costs of 1,577,183.

Consulting Expense

The Company incurred zero consulting expense in 2016 compared to 60,052 for the six month period in 2015. The Company in an effort to cut costs relied less on its outside consultants. Similarly, for the three months ended February 29, 2016 zero costs were incurred compared to 31,310 in the prior year.

General and Administrative Costs

These costs of 182,961 for the six months ended February 29, 2016 decreased from 252,899 or 69,938 The main area of reduction was in professional fees which were 57,335 in 2015 and 2,178 in 2016 as the Company relied less on its professionals.

For the three months ended February 29, 2016 compared to February 28, 2015 costs were 45,247 compared to 149,587 or a reduction of 104,160. The main areas of reduction were professional fees reduced of 1,178 from 34,302 or 33,124 and officer and director compensation that went from 111,536 to 46,569 or a reduction of 64,967.

Net loss for the six months ended February 28, 2016 was 2,274,386 compared to 2,318,220 or a reduction of 43,834.

The reason for the slight reduction was while stock for services expenses increase they were offset by lower officer and director accrued compensation and professional fees.

Losses for the three months ended February 29, 2016 was 1,843,359 compared to 421,198 or an increase of 1,422,161 mainly the result of increase in stock for services.

Liquidity and Capital Resources

As of February 29, 2016, the Company had a deficiency in working capital of $1,242,261 compared to 1,042,674 as debt increased with no increase in assets.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of February29, 2016, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended February29, 2016, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of February29, 2016 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of February29, 2016.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of February29, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2015 the Company issued 15,000,000 shares of stock for services.

During the quarter ended February 29, 2016 the Company issued 94,200,000 shares of stock for services valued at $1,789,799 which was the market price of the shares on the date of issuance.

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

