Form 10-Q
period 2016-05-31
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2016, the issuer had 291,887,683 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	May 31,	August 31,
	2016	2015
Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—
Liabilities:
Cash Overdraft	—
Accrued Interest	$105,607	$80,668
Accounts Payable & Accrued Expenses	795,275	612,314
Loans Payable	349,692	349,692
Total Current Liabilities	$1,250,574	$1,042,674

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares
issued 0 and 0, respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares
Issued and outstanding 291,887,683 and 175,187,683 respectively	291,888	175,188
Additional Paid in Capital	54,034,572	51,933,973
Common Stock to be Issued	—	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(41,621,251)	(39,196,052)
Total Stockholders' Equity	(1,250,574)	(1,042,674)

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	May 31,		May 31,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Costs of Services	—	—	—	—

Gross Margin	—	—	—	—

Operating Expenses:
Investor Relations	2,217,299	1,970,058	142,500	—
Consulting	—	60,052	—	—
General and Administrative	182,961	378,889	—	125,990
Total Operating Expenses	2,400,260	2,408,999	142,500	125,990

Operating Income	(2,400,260)	(2,408,999)	(142,500)	(125,990)

Other Income (Expense):
Interest Expense	(24,939)	(43,696)	(8,313)	(8,483)

Net Income (Loss) Before Taxes	$(2,425,199)	$(2,452,695)	$(150,813)	$(134,473)

Income Taxes	—	—	—	—

Net Income (Loss) After Taxes	$(2,425,199)	$(2,452,695)	$(150,813)	$(134,473)

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(0.02)	$0.00	$0.00

Weighted Average Shares
Outstanding	232,207,462	163,173,556	290,559,002	175,187,683

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(2,425,199)	$(2,452,695)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	2,217,299	1,970,058
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	24,939	43,562
Increase (Decrease) in Accounts Payable & Accrued Expenses	182,961	272,491
Net Cash Used in Operating Activities	—	(166,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	—	(24,981)
Cash overdraft	—	1,055
Proceeds from Notes	—	55,873
Proceeds from sale of stock	—	134,173
Net Cash Provided by Financing Activities	—	166,120

Net (Decrease) Increase in Cash	—	(464)
Cash at Beginning of Period	—	464
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred	Preferred	Common	Stock		Retained	Deficit
	Shares	Stock	Shares	Amount	APIC	Deficit	Develop	Total
Balance August 31, 2014	—	—	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	(553,237)

Shares issued for services	—	—	40,243,676	40,244	1,717,198	—	—	1,757,442

Shares issued for cash	—	—	742,424	743	23,757	—	—	24,500

Shares issued for services	—	—	7,087,200	7,087	205,529	—	—	212,616

Shares issued for cash	—	—	1,201,157	1,201	20,549	—	—	21,750

Shares issued for cash previously received	—	—	3,087,223	3,087	84,836	—	—	87,923

Net Loss	—	—	—	—	—	—	(2,593,668)	(2,593,668)

Balance August 31, 2015	—	—	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	(1,042,674)

Shares issued for services	—	—	15,000,000	15,000	270,000	—	—	285,000

Shares issued for services	—	—	94,200,000	94,200	1,695,599	—	—	1,789,799

Shares issued for services	—	—	7,500,000	7,500	135,000	—	—	142,500

Net loss for the period	—	—	—	—	—	—	(2,425,199)	(2,425,199)

Balance May 31, 2016	—	—	291,887,683	291,888	54,034,572	13,955,783	(41,621,251)	(1,250,574)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

May 31, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2016.

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

The Company determined that there were no impairments of long-lived assets as of May 31, 2016.

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

There were no potentially dilutive shares outstanding as of May 31, 2016.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for nine month period ended May 31, 2016 and 2015.

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

NOTE 3 –GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $2,425,199 for the nine months ended May 31, 2016.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts accrued to its chief operating officer of $50,000 and to its chief financial officer of $43,322.

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $762,828.

Included in notes payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of non repayment.

NOTE 5 – NOTE PAYABLE

The Company is obligated on nine short term loans, all past due except one, with three bearing interest at 15% and six with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at May 31, 2016 equals $105,607 and is shown on the balance sheet. Total interest expense for the nine months ended May 31, 2016 was $24,939 which is shown on the statement of operations.

NOTE 6 – EQUITY

During the quarter ended November 30, 2015 the Company issued 15,000,000 shares of stock for services/investor relations valued at market resulting in an expense of 4285,000.

During the quarter ended February 29, 2016 the Company issued 94,200,000 shares of stock for services valued at $1,789,799 which was the market price of the shares on date of issuance.

During the quarter ended May 31, 2016 the Company issued 7,500,000 shares of stock for services valued at $147,500.

Commencing the quarter ended May 31, 2016, the officers agreed to not accrue any additional compensation until such time as the Company is in full operation.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of issuance.

NOTE 7 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with its CEO and CFO starting November 11, 2013 for $150,000 and $130,000 for two years. Commencing with the quarter ended May 31, 2016 the officers Agreed to not accrued any additional compensation until such times as the Company is in full operation

NOTE 8 – SUBSEQUENT EVENTS

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF MAY 31, 2016 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the nine month period ended May 31, 2016 and May 31, 2015.

Investor Relations

For the nine month period ended May 31, 2016 investor relation costs were $2,217,299 compared to $1,970,058 for the preceding nine month period ended May 31, 2015 an increase of $247,241. The reason for the increase was the fact the company issued more shares for services to increase market awareness of the company.

For the three month period ended May 31, 2016 and 2015 $142,500 was incurred during 2016 and zero in 2015 as the company issued shares for services in the current period

Consulting Expenses

For the nine month period ended May 31, 2016 the Company incurred zero consulting fees as opposed to the nine months ended May 31, 2015 in which $60,052 was incurred a reduction of $60,052. The reduction was due to the Company not employing outside services in the period to implement their product.

General and Administrative Expenses

General and Administrative costs for the nine months was $182,961 compared to $378,889 for the period ended May 31, 2015 a reduction of $195,928. The main areas of reduction was officer accrued consulting fees which decreased $117,915 as the Company directors ceased accruing salary and professional fees decreased by $55,257 as the Company decreased its reliance on outside professionals.

For the three months ended May 31, 2016 compared to 2015 the company incurred no general and administrative costs as compared to prior period of 125,990 a reduction of 125,990. The reduction was mainly due to the company becoming less active during the period. During the prior year period the $125,990 was mainly comprised of $124,605 in officer and director accrued compensation and benefits of $124,605.

Net Loss

During the nine months ended May 31, 2016 compared to 2015 the Company lost $2,425,199 as compared to $2,452,695 a reduction of $27,496. The loss was predominately caused by stock for services expense for investor relations.

For the three months ended May 31, 2016 compared to 2015 the loss was 150,813 compared to $134,473 or an increase of $16,340 in losses. In 2016 the loss was from stock issuances and in 2015 the loss was mainly caused by officer and director accrued compensation.

Liquidity and Capital Resources

As of May 31, 2016, the Company had a deficiency in working capital of $1,250,574, with no cash or assets which was an increase in the period from$1,042,674 or $207,900.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of May 31, 2016, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended May 31, 2016, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of May 31, 2016 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of May 31, 2016.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of May 31, 2016, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2015 the Company issued 15,000,000 shares of stock for services/investor relations valued at market resulting in an expense of 4285,000.

During the quarter ended February 29, 2016 the Company issued 94,200,000 shares of stock for services valued at $1,789,799 which was the market price of the shares on date of issuance.

During the quarter ended May 31, 2016 the Company issued 7,500,000 shares of stock for services valued at $147,500.

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

