Form 10-K
period 2016-08-31
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on February 29, 2016 as reported on the Nasdaq National Market, was approximately $30,000,000. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The determination of who was a 10% stockholder and the number of shares held by such person is based on Schedule 13G filings with the Securities and Exchange Commission, or SEC, as of February 29, 2016.

As of August 31, 2016, there were 331,953,592 shares of the Registrant’s Common Stock outstanding.

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

Employees

We currently have four full-time and part-time employees. We generally utilize short term contractors, consultants and professional service providers, as necessary. Our directors and officers provide services on a month to month basis pursuant to contractual and oral arrangements, and have signed both employment and consulting agreements covering their activities. We do not expect any material changes in the number of employees over the next twelve months subject to business conditions and activity. We expect to utilize contractors and consultants as needed to meet our staffing needs, and will continue to periodically evaluate costs and benefits of staffing our resource requirements externally or internally. We expect the level of success of our business will drive the timing and level of employees that we may retain in the future.

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

	Date		Bid Price

	FY 2015	HIGH		LOW

First Quarter		.00		.00

Second Quarter		.00		.00

Third Quarter		.00		.00

Fourth Quarter		.00		.00

	FY 2014	HIGH		LOW

First Quarter		.28		.03

Second Quarter		.05		.00

Third Quarter		.01		.00

Fourth Quarter		.02		.00

As of August 31, 2016, the market price of the Company’s common stock was .005 per share.

As of August 31, 2016, there were 331,953,592 issued and outstanding shares of common stock held by an estimated 211 holders of record.

DIVIDEND POLICY. The Company has not paid and does not plan to pay cash dividends at this time.

ISSUER PURCHASE OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended August 31, 2016.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total revenue was $0 for the year ended August 31, 2016 and 2015.

RESEARCH AND DEVELOPMENT

There were no research and development cost during the fiscal year ended August 31, 2016 and August 31, 2015.

Investor Relations

For the twelve month period ended August 31, 2016 investor relation costs were $2,972,851 compared to $1,970,058 for the preceding twelve month period ended August 31, 2015 an increase of $1,002,793. The reason for the increase was the fact that the company issued more shares for services to increase market awareness of the company.

Consulting Expenses

For the twelve month period ended August 31, 2016 the Company incurred $167,832 consulting fees as opposed to the twelve months ended August 31, 2015 in which $59,499 was incurred, an increase of $108,333. The increase was due to the Company employing outside services in the period to implement their product.

General and Administrative Expenses

General and Administrative costs for the twelve months was $15,128 compared to $512,006 for the period ended August 31, 2015, a reduction of $496,878. The main areas of reduction was officer accrued consulting fees which decreased $117,915 as the Company directors ceased accruing salary and professional fees decreased by $55,257 as the Company decreased its reliance on outside professionals.

Net Loss

During the nine months ended August 31, 2016 compared to 2015 the Company lost $3,189,063 as compared to $2,593,668, a reduction of $595,395. The lost was predominately caused by stock for services expense for investor relations.

Liquidity and Capital Resources

As of August 31, 2016, the Company had a deficiency in working capital of $1,257,886, with no cash or assets which was an increase in the period from $1,042,674 or $214,212.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of August 31, 2016, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan, however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

 In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2016, management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2016 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officers, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2016.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2016, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, 2016 the Company issued 16,675,000 shares of stock for services of $300,150.

On August 4, 2016 the Company issued 23,090,909 shares of stock for services of $415,636.

On August 4, 2016 the Company issued 300,000 shares of stock for services of $700.

As of the date of this report, the Company has not engaged an independent certified accounting firm and is considered self-reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of August 31, 2016 are as follows:

Name	Age	Position(s)
Charles A. Strongo	54	Chairman of the Board of Directors, Chief Executive Officer and President
Richard A. Johnson	84	Chief Financial Officer and Director
Shujie Cui, M.D.	54	Director
F. Rene Alvarez, Jr.,	78	Director
Wolfgang Groeters, BS,	79	Director

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

F. Rene Alvarez, Jr., Director

Mr. Alvarez holds a law degree and has been admitted to the New York State Bar Association. He also has a Bachelor’s degree in Accounting from Canisius College in New York. He held a variety of audit positions with a variety of Ford Motor Company subsidiaries with titles such as Senior Vice President, CFO and Director of Internal Audit, Internal Audit Director, and Manager of Audit Operations with oversight responsibilities for Mexico, Latin America and South Africa. Since retiring from Ford, he has served in high level positions in several diverse companies, serving in such capacities as Corporate Vice President and Board Member.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended August 31, 2016 and 2015.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation

Charles Strongo	CEO	FY 2016	150,000	20,000,000	380,000	530,000
Richard Johnson	CFO	FY 2016	130,000	15,000,000	285,000	415,000

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, options awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal year ended August 31, 2016; neither were there any prerequisites or other personal benefits. During the fiscal year ended August 31, 2015, the chief executive officer accrued $117,526 in salary and the chief financial officer accrued $107,851 in salary. The Company does not have any option plan, equity incentive plan or retirement plan at the present time.

During the fiscal year ended August 31, 2016, the chief executive officer accrued $150,000 in salary and the chief financial officer accrued $130,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2016 certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

Name and Address	Number of Shares Beneficially Owned(1)	Percentage of Common Stock
Charles Strongo 6761 E. Leafwood Dr Anaheim Hills, CA 92807	76,728,291	23%
Richard Johnson 612 Wood Lake Dr Brea, CA 92821	41,800,000	13%

(1)	Percentages based on 331,953,592 shares of common stock issued and outstanding as of August 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

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

WHOLEHEALTH PRODUCTS, INC.

C O N T E N T S

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS

	August 31,	August 31,
	2016	2015
Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

Liabilities:
Accrued Interest	$113,920	$80,668
Accounts Payable & Accrued Expenses	795,274	612,314
Loan Payable	348,692	349,692
Total Current Liabilities	1,257,886	1,042,674

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares
issued 0 respectively	—	—
Common Stock, par value $0.001, 1.2 billion authorized shares
issued and outstanding 331,953,592 and 175,187,683, respectively	331,954	175,188
Additional Paid in Capital	54,751,058	51,933,973
Common Stock to be Issued	—	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(42,385,115)	(39,196,052)
Total Stockholders' Equity	(1,257,886)	(1,042,674)

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

F-1

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	August 31,
	2016	2015
Revenues	$—	$—
Costs of Services	—	—

Gross Margin	—	—

Operating Expenses:
Investor Relations	2,972,851	1,970,058
Consulting	167,832	59,499
General and Administrative	15,128	512,006
Total Operating Expenses	3,155,811	2,541,563

Operating Income	(3,155,811)	(2,541,563)

Other Income (Expense):
Interest Expense	(33,252)	(52,105)

Net Income (Loss) Before Taxes	$(3,189,063)	$(2,593,668)

Income Taxes	—	—

Net Income (Loss) After Taxes	$(3,189,063)	$(2,593,668)

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(0.02)

Weighted Average Shares
Outstanding	251,144,426	166,201,774

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the years Ended
	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(3,189,063)	$(2,593,668)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	2,972,851	1,970,058
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	33,252	51,940
Increase (Decrease) in Accounts Payable & Accrued Expenses	182,960	406,141
Net Cash Used in Operating Activities	—	(165,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	—	(24,981)
Proceeds from Notes	—	55,873
Proceeds from sale of stock	—	134,173
Net Cash Provided by Financing Activities	—	165,065

Net (Decrease) Increase in Cash	—	(464)
Cash at Beginning of Period	—	464
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Stock issued for Debt	$1,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred	Preferred	Common	Stock		Retained	Deficit
	Shares	Stock	Shares	Amount	APIC	Deficit	Develop	Total
Balance August 31, 2014	—	—	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	(553,237)

Shares issued for services	—	—	40,243,676	40,244	1,717,198	—	—	1,757,442

Shares issued for cash	—	—	742,424	743	23,757	—	—	24,500

Shares issued for services	—	—	7,087,200	7,087	205,529	—	—	212,616

Shares issued for cash	—	—	1,201,157	1,201	20,549	—	—	21,750

Shares issued for cash previously received	—	—	3,087,223	3,087	84,836	—	—	87,923

Net Loss	—	—	—	—	—	—	(2,593,668)	(2,593,668)

Balance August 31, 2015	—	—	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	(1,042,674)

Shares issued for services	—	—	15,000,000	15,000	270,000	—	—	285,000

Shares issued for services	—	—	94,200,000	94,200	1,695,599	—	—	1,789,799

Shares issued for services	—	—	7,500,000	7,500	135,000	—	—	142,500

Shares issued for services	—	—	39,765,909	39,766	715,786	—	—	755,552

Stock issued for debt	—	—	300,000	300	700	—	—	1,000

Net loss for the year	—	—	—	—	—	—	(3,189,063)	(3,189,063)

Balance August 31, 2016	—	—	331,953,592	331,954	54,751,058	(13,955,783)	(42,385,115)	(1,257,886)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2016

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2016.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2016.

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

There were no potentially dilutive shares outstanding as of August 31, 2016.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for years ended August 31, 2016 and 2015.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $3,189,063 for the year ended August 31, 2016.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts accrued to its chief operating officer of $50,000 and its chief financial officer of $43,326.

Included in Accounts Payable and Accrued Expenses are amounts owed to its officers and directors for salaries and benefits of $762,828.

Included in notes payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of nonpayment.

NOTE 5 - NOTE PAYABLE

The Company is obligated on eight short term loans, all past due, with six bearing interest at 15% and two with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at May 31, 2016 equals $113,920 and is shown on the balance sheet. Total interest expense for the year ended August 31, 2016 was $33,252 which is shown on the statement of operations.

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

During the three months ended November 30, 2015 the Company issued one certificate of 15,000,000 shares of stock for investor relations valued at market resulting in an expense of $285,000.

During the quarter ended February 29, 2016 the Company issued 94,200,000 shares of stock for services from 17 consultants and officers valued at $1,789,799 which was the market price of the shares on the date of issuance.

During the quarter ended May 31, 2016 the Company issued 7,500,000 shares of stock to two consultants for services valued at $147,500.

Commencing the quarter ended May 31, 2016, the officers agreed to not accrue any additional compensation until such time as the Company is in full operation.

During the three months ended August 31, 2016, the Company issued 40,065,909 shares of which 39,765,909 was for services from various consultants valued at market of $755,552 and 300,000 shares issued for debt reduction of $1,000.

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

Net deferred tax assets consist of the following components as of August 31, 2016 and 2015:

	August 31, 2016	August 31, 2015
Deferred Tax Assets – Non-current:

NOL Carryover	$(360,958)	$(360,958)
		—
Less valuation allowance	360,958	360,958

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2016 and 2015 due to the following:

	2016	2015

Book Income	(3,189,063)	$(2,593,668)
Meals and Entertainment	—	—
Stock for Services	2,972,851	1,970,058
Accrued Payroll	622,109	406,141
Valuation allowance	(405,897)	217,469
	$—	$—

At August 31, 2016, the Company had net operating loss carry forwards of approximately $975,500 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the August 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

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