Form 10-Q
period 2017-02-28
WHOLEHEALTH PRODUCTS, INC.
filed 2017-07-17
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 28, 2017, the issuer had 386,592,953 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	February 28,	August 31,
	2017	2016
Assets:
Cash and Cash Equivalents	—	$—
Total Current Assets	—	—

Total Assets	—	$—
Liabilities:
Cash Overdraft	—
Accrued Interest	$130,546	$113,920
Accounts Payable & Accrued Expenses	32,447	795,274
Loans Payable	424,274	348,692
Total Current Liabilities	587,267	$1,257,886

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares	—	—
issued 0 respectively
Common Stock, par value $0.001, 1.2 billion authorized shares
Issued and outstanding 284,387,683 and 175,187,683 shares	386,954	331,954
Additional Paid in Capital	55,741,058	54,751,058
Common Stock to be Issued	—	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(42,759,496)	(42,385,115)
Total Stockholders' Equity	(587,267)	(1,257,886)

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues	$—	$—	$—	$—
Costs of Services	—	—	—	—

Gross Margin	—	—	—	—

Operating Expenses:
Investor Relations	1,045,000	2,074,799	1,045,000	1,789,799
Consulting	36,699	—	36,699	—
General and Administrative	38,884	182,961	38,884	45,247
Total Operating Expenses	1,120,583	2,257,760	1,120,583	1,835,046

Operating Income	(1,120,583)	(2,257,760)	(1,120,583)	(1,835,046)

Other Income (Expense):
Interest Expense	(16,626)	(16,626)	(8,313)	(8,313)

Net Income (Loss) Before Other	$(1,137,209)	$(2,274,386)	$(1,128,896)	$(1,843,359)

Forgiveness of Debt	762,828	—	762,828	—

Net Income (Loss) After Taxes	$(374,381)	$(2,274,386)	$(366,068)	$(1,843,359)

Gain (Loss) per Share, Basic &
Diluted	$(0.00)	$(0.01)	$0.00	$0.00

Weighted Average Shares
Outstanding	332,555,791	203,067,903	332,564,704	217,101,969

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(374,381)	$(2,274,386)
Adjustments to reconcile net loss to net cash
provided by operating activities: Forgiveness of Debt	(762,828)	—
Shares issued and Contributed Services	1,045,000	2,074,799
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	16,626	16,626
Increase (Decrease) in Accounts Payable & Accrued Expenses	—	182,961
Net Cash Used in Operating Activities	(75,583)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	—	—
Cash overdraft	—	—
Proceeds from Loans	75,583	—
Proceeds from sale of stock	—	—
Net Cash Provided by Financing Activities	75,583	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred	Preferred	Common	Stock		Retained	Deficit
	Shares	Stock	Shares	Amount	APIC	Deficit	Develop	Total
Balance August 31, 2014	—	—	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	(553,237)

Shares issued for services	—	—	40,243,676	40,244	1,717,198	—	—	1,757,442

Shares issued for cash	—	—	742,424	743	23,757	—	—	24,500

Shares issued for services	—	—	7,087,200	7,087	205,529	—	—	212,616

Shares issued for cash	—	—	1,201,157	1,201	20,549	—	—	21,750

Shares issued for cash previously received	—	—	3,087,223	3,087	84,836	—	—	87,923

Net Loss	—	—	—	—	—	—	(2,593,668)	(2,593,668)

Balance August 31, 2015	—	—	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	(1,042,674)

Shares issued for services	—	—	15,000,000	15,000	270,000	—	—	285,000

Shares issued for services	—	—	94,200,000	94,200	1,695,599	—	—	1,789,799

Shares issued for services	—	—	7,500,000	7,500	135,000	—	—	142,500

Shares issued for services	—	—	39,765,909	39,766	715,786	—	—	755,552

Stock issued for debt	—	—	300,000	300	700	—	—	1,000

Net loss for the year	—	—	—	—	—	—	(3,189,063)	(3,189,063)

Balance August 31, 2016	—	—	331,953,592	331,954	54,751,058	(13,955,783)	(42,385,115)	(1,257,886)

Shares issued for services	—	—	55,000,000	55,000	990,000	—	—	1,045,000

Net loss for the period	—	—	—	—	—	—	(374,381)	(374,381)
Balance, February 28, 2017	—	—	386,953,592	386,954	55,741,058	(13,955,783)	(42,759,496)	(587,267)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

NOTES TO FINANCIAL STATEMENTS

February 28, 2017

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2017.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2017.

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

There were no potentially dilutive shares outstanding as of February 28, 2017.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for nine month period ended February 28, 2017 and February 29, 2016.

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

NOTE 3 –GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,061,626 for the six months ended on February 28, 2017.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to .

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in general and administrative costs were amounts accrued to its chief operating officer of $15,000 and its chief financial officer of $43,322.

Included in Notes Payable is an amount of $30,089 owed to the CEO for a loan. The loan is without interest and is secured by a stock issuance of 30,000,000 shares in the event of non repayment.

NOTE 5 – NOTE PAYABLE

The Company is obligated on nine short term loans, all past due except one, with three bearing interest at 15% and six with interest at 5% totaling $395,185. A tenth note for $29,089 without interest is owed to the Company’s CEO. The total note payable liability is $424,274 and is shown on the balance sheet under notes payable. Interest owed at February 28, 2017 equals $130,546 and is shown on the balance sheet. Total interest expense for the six months ended February 28, 2017 was $16,626 which is shown on the statement of operations.

NOTE 6 - EQUITY

During the six months ended February 28, 2017 55,000,000 shares were issued for services valued at market for $1,045,000.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of issuance.

NOTE 7 – FORGIVENESS OF DEBT

The officers and directors agreed to forgive accrued salary and benefits at February 28, 2017 for $762,828 which is shown as debt forgiveness on the statement of operations.

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

THE COMPANY'S FINANCIAL STATEMENTS AS OF FEBRUARY 28, 2017 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the six month period ended February 28, 2017 and February 29, 2016.

Investor Relations

For the six months ended February 28, 2017 the Company issued stock for services for investor relations of 1,045,000 compared to the prior year period of 2,074,799 or a reduction of 1,029,799. The reason for the reduction was a reduction in issuance of such shares for services. For the three months ended February 28, 2017 compared to the prior period 1,045,000 was incurred compared to 1,789,799 for the same reason.

Consulting Expenses

During the six months ended February 28, 2017 as well as the three months ended February 28, 2017 the Company incurred $36,699 in consulting costs compared to zero. The reason for the increase was the fact the Company is becoming to more active in its operations.

General and Administrative Expenses

During the six months ended February 28, 2017 the Company incurred 38,884 in expenses, which were mostly professional fees incurred to begin the process to get relisted, compared to the prior year of 182,961 which was for accrued compensation for its officers and directors which ended in May of 2016.

For the three months ended 38,884 was incurred mostly for professional fees compared to 45,247 of accrued compensation in the prior year period.

Forgiveness of Debt

During the period the Company recognized 762,828 in debt forgiveness related to compensation.

Net Loss

The Company loss for the six months was 374,381 which was lower than the period year of 2,274,386 or a difference of 1,900,005. The reason for the reduction was less stock for services and forgiveness of debt.

Loss for the three months was 366,068 compared to 1,843,359 or 1,477,291 again for the same two reasons above.

Liquidity and Capital Resources

As of February 28, 2017, the Company had a deficiency in working capital of $587,267 which improved from 1,257,886 Due to the forgiveness of debt which reduced the liabilities.

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

Item 4.Controls and Procedures.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of February 28, 2017, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended February 28, 2017, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of February 28, 2017 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of February 28, 2017.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of February 28, 2017, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended February 28, 2017, 55,000,000 shares were issued for services valued at market for $1,045,000.

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

