Form 10-Q
period 2017-05-31
WHOLEHEALTH PRODUCTS, INC.
filed 2017-08-14
CIK 1359699

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 31, 2017, the issuer had 468,145,809 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS
(UNAUDITED)

	May 31,	August 31,
	2017	2016
Assets:
Cash and Cash Equivalents	—	$0
Total Current Assets	—	—

Total Assets	—	$0
Liabilities:
Cash Overdraft	—
Accrued Interest	$138,859	$113,920
Accounts Payable & Accrued Expenses	109,946	795,274
Loans Payable	349,692	348,692
Total Current Liabilities	598,497	$1,257,886

Stockholders' Equity:
Preferred Stock, Par Value $0.001, Authorized 100,000,000 shares issued 0 respectively
Common Stock, par value $0.001, 1.2 billion authorized shares
Issued and outstanding 468,145,809 and 331,953,592 respectively	468,146	331,954
Additional Paid in Capital	57,202,514	54,751,058
Common Stock to be Issued	—	—
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(44,313,374)	(42,385,115)
Total Stockholders' Equity	(598,497)	(1,257,886)

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Costs of Services	—	—	—	—

Gross Margin	—	—	—	—

Operating Expenses:
Investor Relations	2,587,648	2,217,299	1,542,648	142,500
Consulting	21,699	—	—	—
General and Administrative	57,801	182,961	2,917	—
Total Operating Expenses	2,667,148	2,400,260	1,545,585	142,500

Operating Income	(2,667,148)	(2,400,260)	(1,545,585)	(142,500)

Other Income (Expense):
Interest Expense	(24,939)	(24,939)	(8,313)	(8,313)

Net Income (Loss) Before Taxes	$(2,692,087)	$(2,425,199)	($1,553,878)	($150,813)

Forgiveness of debt	763,828	—	—	—

Net Income (Loss) After Taxes	$(1,928,259)	$(2,425,199)	($1,553,878)	($150,813)

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(0.01)	$0.00	$0.00

Weighted Average Shares
Outstanding	321,666,746	232,207,462	376,266,746	290,559,002

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended
May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	$(1,928,259)	$(2,425,199)
Adjustments to reconcile net loss to net cash
provided by operating activities: Forgiveness of debt	(762,828)
Shares issued and Contributed Services	2,587,648	2,217,299
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	24,939	24,939
Increase (Decrease) in Accounts Payable & Accrued Expenses	78,500	182,961
Net Cash Used in Operating Activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	—	—
Cash overdraft	—	—
Proceeds from Notes	—	—
Proceeds from sale of stock	—	—
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Franchise and Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital
and Property and Equipment	$—	$—

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common	Stock		Retained	Deficit
	Shares	Amount	APIC	Deficit	Develop	Total
Balance August 31, 2014	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	(553,237)

Shares issued for Services	47,330,876	47,331	1,922,727	—	—	1,776,462
Shares issued for Cash	1,943,581	1,944	44,306	—	—	24,500
Shares issued for cash previously rec’d	3,087,223	3,087	84,836	—	—	—
Net loss	—	—	—	—	(2,593,068)	(2,593,068)
Balance August 31, 2015	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	(1,042,674)
Shares issued for services	15,000,000	15,000	270,000			285,000
Shares issued for services	94,200,000	94,200	1,695,599			1,789,799
Shares issued for services	7,500,000	7,500	135,000			142,500
Shares issued for services	39,765,909	39,766	715,786			755,552
Shares issued for debt	300,000	300	700			1,000
Net loss for year					(3,189,063)	(3,189,063
Balance August 31, 2016	331,953,592	331,954	54,751,058	(13,955,783)	(42,385,115)	(1,257,886)
Shares issued	55,000,000	55,000	990,000			1,045,000
Net loss for the period					(374,381)	(374,381)
Balance February 28, 2017	386,953,592	386,954	55,741,058	(13,955,783)	(42,759,496)	(587,267)
Shares issued	81,192,217	81,192	1,461,456			1,542,648
Net loss for the period					(1,928,259)	(1,928,259)
Balance May 31, 2017	468,145,809	468,146	57,202,514	(13,955,783)	(44,687,755)	(972,878)

The accompanying notes are an integral part of these financial statements.

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

May 31, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

Use of estimates

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2017.

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

The Company determined that there were no impairments of long-lived assets as of May 31, 2017.

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

There were no potentially dilutive shares outstanding as of May 31, 2017.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for nine month period ended May 31, 2017 and 2016.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $1,928,259 for the nine months ended May 31, 2017.

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

NOTE 5 – NOTE PAYABLE

The Company is obligated on nine short term loans, all past due except one, with three bearing interest at 15% and six with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at May 31, 2017 equals $138,859 and is shown on the balance sheet. Total interest expense for the nine months ended May 31, 2017 was $24,939 which is shown on the statement of operations.

NOTE 6 – EQUITY

During the six months ended February 28, 2017, 55,000,000 shares were issued for services valued at market for $1,045,000.

During the three months ended May 31, 2017, 81,192,217 shares were issued for services valued at market for $1,542,648.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of $0.70 and is exercisable anytime within 5 years of issuance.

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

THE COMPANY'S FINANCIAL STATEMENT AS OF MAY 31, 2017 INCLUDES A "GOING CONCERN" DISCLOSURE NOTE THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

Revenues

There were no revenues during the nine month period ended May 31, 2017 and May 31, 2016.

Investor Relations

For the nine month period ended May 31, 2017 the Company issued stock for services for investor relations of $2,587,648 compared to $2,217,299 for the proceeding nine month period ended May 31, 2016 an increase of $370,349. The reason for the reduction was a reduction in issuance of such shares for services.

For the three month period ended May 31, 2017 compared to the prior period $1,542,648 was incurred compared to $142,000 for the same reason.

Consulting Expenses

During the nine month period ended May 31, 2017 the Company incurred $36,699 in consulting cost compared to zero in the three months ended May 31, 2017 and all of the previous period. The reason for the increase was the fact the Company is becoming more active in its operations.

General and Administrative Expenses

During the nine months ended May 31, 2017 the Company incurred $57,801 in expenses which mere mostly professional fees incurred to begin the process to get relisted compared to the prior year of $182,961 which was for accrued compensation for its officers and directors which ended in May of 2016.

For the three months ended May 31, 2017, $2,917 was incurred mostly for professional fees compared to $0 in the prior year period.

Forgiveness of Debt

During the period the Company recognized $762,828 in debt forgiveness related to compensation.

Net Loss

The Company loss for the nine months was $1,928,259 which was lower than the prior year of $2,425,199 or a difference of $496,940. The reason for the reduction was less stock for services and forgiveness of Debt.

Loss for the three months was $1,553,878 compared to $150,813 or a difference of $1,403,065 again for the same two reasons above.

Liquidity and Capital Resources

As of May 31, 2017, the Company had a deficiency in working capital of $598,497, which improved from $1,257,886 due to the forgiveness of debt which reduced the liabilities.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of May 31, 2017, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended May 31, 2016, management, with the participation of our Chief Executive Officer/Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of May 31, 2017 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officer, have concluded the design and operation of our internal controls and procedures are not effective as of May 31, 2017.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of May 31, 2017, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

During the nine months ended May 31, 2017 81,192,217 shares were issued for services valued at market for $1,542,648.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of $0.70 and is exercisable anytime within 5 years of issuance.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mining Safety Disclosures.

None

Item 5. Other Information.

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

WHOLEHEALTH PRODUCTS, INC.

Dated: August 14, 2017
By: /s/ Richard A. Johnson Richard A. Johnson, Chief Financial Officer

