Form 10-K
period 2017-08-31
WHOLEHEALTH PRODUCTS, INC.
filed 2017-11-09
CIK 1359699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2017: $165,859 .

As of August 31, 2017, there were 519,495,659 shares of the Registrant’s Common Stock outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company is located in Brea, California.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINING SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Shares of the Company’s common stock are quoted on the OTC Markets (www.otcmarkets.com) via the trading symbol “GWPC.”

The following table sets forth the high and low bid prices for the Company’s shares for each quarter during the two fiscal years ended August 31, 2017 and 2016. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and are not intended to represent actual transactions.

	Date		Bid Price

	FY 2017	HIGH		LOW

First Quarter		.00		.00

Second Quarter		.00		.00

Third Quarter		.00		.00

Fourth Quarter		.00		.00

	FY 2016	HIGH		LOW

First Quarter		.10		.00

Second Quarter		.01		.00

Third Quarter		.01		.01

Fourth Quarter		.09		.01

As of August 31, 2017, the market price of the Company’s common stock was .005 per share.

As of August 31, 2017, there were 519,495,659 issued and outstanding shares of common stock held by an estimated 270 holders of record.

DIVIDEND POLICY. The Company has not paid and does not plan to pay cash dividends at this time.

ISSUER PURCHASE OF EQUITY SECURITIES. The Company did not repurchase any of its securities during the year ended August 31, 2017

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company currently does not maintain any equity compensation plans.

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Total revenue was $0 for the year ended August 31, 2017 and 2016.

RESEARCH AND DEVELOPMENT

There were no research and development cost during the fiscal year ended August 31, 2017 and August 31, 2016.

Investor Relations

For the twelve month period ended August 31, 2017 investor relation costs were $3,563,298 compared to $2,972,851 for the preceding twelve month period ended August 31, 2016 an increase of $590,447. The reason for the increase was the fact that the company issued more shares for services to increase market awareness of the company.

Consulting Expenses

For the twelve month period ended August 31, 2017 the Company incurred $36,699 consulting fees as opposed to the twelve months ended August 31, 2016 in which $167,832 was incurred, a decrease of $131,133. The decrease was due to the Company employing less outside services in the period to implement their product.

General and Administrative Expenses

General and Administrative costs for the twelve months was $43,537 compared to $15,128 for the period ended August 31, 2016, an increase of $28,408. The main area of increase was professional fees which increased by $37,475 as the Company increased its reliance on outside professionals.

Net Loss

During the twelve months ended August 31, 2017 compared to 2016 the Company lost $2,913,957 as compared to $3,189,063, a reduction of $275,106. The lost was predominately caused by stock for services expense for investor relations.

Liquidity and Capital Resources

As of August 31, 2017, the Company had a deficiency in working capital of $608,546, with no cash or assets which was a decrease in the period from $1,257,886 or $649,340.

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

Changes in Internal Controls.

There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no deficiencies or material weaknesses recognized as of August 31, 2017, and therefore no corrective actions were deemed necessary. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote. It is management’s plan, however, to work toward better assessment of any and all necessary internal controls and thereby to increase the capability to recognize errors and prevent fraud as the Company strives for bettering itself from this point. We have already initiated discussions to study, assess and create everything necessary throughout the remainder of the year to achieve effective disclosure controls and procedures. Nonetheless, this will remain a potential material weakness until such activities have been fully integrated.

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

 In connection with the preparation of this Annual Report on Form 10-K for the year ended August 31, 2017, management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, have evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, as of August 31, 2017 in order to determine the potential for or the existence of material weaknesses, defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our Chief Executive, Chief Financial, and Chief Operating Officers, have concluded the design and operation of our internal controls and procedures are not effective as of August 31, 2017.

Because of these material weaknesses, Management has concluded the Company did not maintain effective internal control over financial reporting as of August 31, 2017, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO, criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. It is the intention of the present Management to continue to study and establish COSO Control-Integrated Framework within Wholehealth Products, Inc. during the coming year as we begin to expand our present number of personnel and activities.

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

During the three months ended August 31, 2017, 52,500,000 shares were issued for services valued at market for $945,000.

As of the date of this report, the Company has not engaged an independent certified accounting firm and is considering self-reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company’s directors and executive officers and their ages as of August 31, 2017 are as follows:

Name	Age	Position(s)
Charles A. Strongo	55	Chairman of the Board of Directors, Chief Executive Officer and President
Richard A. Johnson	85	Chief Financial Officer and Director
Shujie Cui, M.D.	55	Director
F. Rene Alvarez, Jr.,	79	Director
Wolfgang Groeters, BS,	80	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information about all cash and non-cash compensation awarded to, earned by, or paid to (i) all persons serving as the Company’s principle executive officer during the last two fiscal years; (ii) all persons serving as the Company’s principle financial officer during the last two fiscal years; (iii) the Company’s three most highly compensated executive officers (other than principle executive officers and principle financial officers) serving as such at the end of the last two fiscal years; and (iv) up to two additional persons for whom disclosure would have been provided pursuant to clause (iii) above but for the fact that the person was not serving as an executive officer of the Company at the end of the last fiscal year, and each current director of the Company during fiscal years ended August 31, 2017 and 2016.

Name	Principal Position	Date	Salary	Shares of Stock Awarded	Stock Value	Total Compensation
Charles Strongo	CEO	FY 2017	$150,000	55,000,000	$1,045,000	$1,195,000
		FY 2016	$150,000	20,000,000	$380,000	$530,000

Richard Johnson	CFO	FY2017	$130,000	15,000,000	$285,000	$415,000
		FY 2016	$130,000	15,000,000	$28,000	$415,000

The Company did not pay or accrue any other compensation, in the form of bonus, stock awards, options awards, incentive plan compensation or nonqualified deferred compensation earnings to any executive officer for services as an executive officer during the fiscal years ended August 31, 2017 or August 31, 2016; neither were there any prerequisites or other personal benefits.

During the fiscal year ended August 31, 2015, the chief executive officer accrued $117,526 in salary and the chief financial officer accrued $107,851 in salary. The Company does not have any option plan, equity incentive plan or retirement plan at the present time. During the fiscal year ended August 31, 2016, the chief executive officer accrued $150,000 in salary and the chief financial officer accrued $130,000. During the fiscal year ended August 31, 2017, the chief executive officer accrued $150,000 in salary and the chief financial officer accrued $130,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2017 certain information with respect to the beneficial ownership of the Company’s common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company’s common stock; by each of the Company’s current directors and named executive officers; and by all executive officers and directors as a group.

Name and Address	Number of Shares Beneficially Owned(1)	Percentage of Common Stock
Charles Strongo 6761 E. Leafwood Dr Anaheim Hills, CA 92807	140,728,293	27%
Richard Johnson 612 Wood Lake Dr Brea, CA 92821	56,800,000	11%
Shujie Cui, M.D.	15,500,000	3%
F. Rene Alvarez, Jr.,	29,616,797	6%
Wolfgang Groeters, BS,	15,600,000	3%

(1)	Percentages based on 519,495,659 shares of common stock issued and outstanding as of August 31, 2017.

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

WHOLEHEALTH PRODUCTS, INC.

C O N T E N T S

WHOLEHEALTH PRODUCTS, INC.
BALANCE SHEETS
(Unaudited)

	August 31,	August 31,
	2017	2016
Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

Liabilities:
Accrued Interest	$147,172	$113,920
Accounts Payable & Accrued Expenses	33,618	795,314
Loan Payable	427,756	348,692
Total Current Liabilities	608,546	1,257,886

Stockholders' Equity:
Preferred Stock, par Value $0.001, 100,000,000 shares authorized,0 and 0 shares issued and outstanding, respectively	—	—
Common Stock, par value $0.001, 1.2 billion shares authorized, 519,495,659 and 331,953,592 shares issued and outstanding, respectively	519,496	331,954
Additional Paid in Capital	58,126,814	54,751,058
Retained Deficit	(13,955,783)	(13,955,783)
Deficit Accumulated During the Development Stage	(42,385,115)	(42,385,115)
Total Stockholders' Equity	(608,546)	(1,257,886)

Total Liabilities and Stockholders' Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

F- 1

WHOLEHEALTH PRODUCTS, INC. STATEMENTS OF OPERATIONS
	For the Year Ended
	August 31,
	2017	2016
Revenues	$—	$—
Costs of Services	—	—

Gross Margin	—	—

Operating Expenses:
Investor Relations	3,563,298	2,972,851
Consulting	36,699	167,832
General and Administrative	43,536	15,128
Total Operating Expenses	3,643,533	3,155,811

Operating Income	(3,643,533)	(3,155,811)

Other Income (Expense): Forgiveness of debt	762,828
Interest Expense	(33,252)	(33,252)

Net Income (Loss) Before Taxes	$(2,913,957)	$(3,189,063)

Income Taxes	—	—

Net Income (Loss) After Taxes	$(2,913,957)	$(3,189,063)

Gain (Loss) per Share, Basic &
Diluted	$(0.01)	$(0.01)

Weighted Average Shares
Outstanding	425,724,626	251,144,426

The accompanying notes are an integral part of these financial statements.

F- 2

WHOLEHEALTH PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the years Ended
	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) for the Period	(2,913,957)	$(3,189,063)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Shares issued and Contributed Services	3,563,298	2,972,851
Changes in Operating Assets and Liabilities
Increase in Accrued Interest	33,252	33,252
Increase (Decrease) in Accounts Payable & Accrued Expenses	(682,593)	182,960
Net Cash Used in Operating Activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	—	—
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Loans	—	—
Proceeds from Notes	—	—
Proceeds from sale of stock	—	—
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash	—	—
Cash at Beginning of Period	—	—
Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period:
Interest	$—	$—
Stock issued for Debt	$—	$1,000

The accompanying notes are an integral part of these financial statements.

F- 3

WHOLEHEALTH PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS EQUITY

	Common	Stock		Retained	Deficit
	Shares	Amount	APIC	Deficit	Develop	Total

Balance August 31, 2014	122,826,003	122,826	49,882,104	(13,955,783)	(36,602,384)	(553,237)

Shares issued for Services	40,243,676	40,244	1,717,198			1,757,442
	742,424	743	23,757			24,500
Shares issued for Cash	1,201,157	1,201	20,549			21,750
Shares issued for Services	7,087,200	7,087	205,529			212,616
Shares issued for cash previously rec’d	3,087,223	3,087	84,836
Net loss					(2,593,068)	(2,593,068)
Balance August 31, 2015	175,187,683	175,188	51,933,973	(13,955,783)	(39,196,052)	(1,042,674)
Shares issued for services	15,000,000	15,000	270,000			285,000
Shares issued for services	94,200,000	94,200	1,695,599			1,789,799
Shares issued for services	7,500,000	7,500	135,000			142,500
Shares issued for services	39,765,909	39,766	715,786			755,552
Shares issued for debt	300,000	300	700			1,000
Net loss for year					(3,189,063)	(3,189,063)
Balance August 31, 2016	331,953,592	331,954	54,751,058	(13,955,783)	(42,385,115)	(1,257,886)
Shares issued for services	52,500,000	52,500	945,000			997,500

Net loss for year					(2,913,957)	(2,913,957)
Balance August 31, 2017	519,49,659	519,496	58,147,519	(13,955,783)	(45,299,072)	(3,174,343

The accompanying notes are an integral part of these financial statements.

F- 4

WHOLEHEALTH PRODUCTS, INC

(FORMERLY GULF WESTERN PETROLEUM INC.)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2017

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

The Company’s financial statements are generated by management, The Company has not engaged a qualified PCAOB firm to render an opinion on the financial statements.

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

F- 5

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
F- 6

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2017.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2017.

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

F- 7

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

F- 8

There were no potentially dilutive shares outstanding as of August 31, 2017.

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

Advertising Costs

The Company expenses the cost of advertising and promotional materials when incurred. Total Advertising costs were $0 for years ended August 31, 2017 and 2016.

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

F- 9

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $2,913,957 for the year ended August 31, 2017.

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

NOTE 5 - NOTE PAYABLE

F- 10

The Company is obligated on eight short term loans, all past due, with six bearing interest at 15% and two with interest at 5% totaling $319,603. A tenth note for $30,089 without interest is owed to the Company’s CEO. The total note payable liability is $349,692 and is shown on the balance sheet under notes payable. Interest owed at August 31, 2017 equals $147,172 and is shown on the balance sheet. Total interest expense for the year ended August 31, 2017 was $33,252 which is shown on the statement of operations.

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

F- 11

During the three months ended August 31, 2017, 52,500,000 shares were issued for services valued at market for $997,500.

The Company as part and parcel of the stock issued for cash attached 1 warrant for each stock issuance. The warrant has a strike price of .70 and is exercisable anytime within 5 years of September 2012.

NOTE 7 – EMPLOYMENT AGREEMENTS

The Company has entered into employment contracts with the CEO and CFO in November 2013 for $150,000 and $130,000 respectively for four years. Commencing the quarter ended May 31, 2016, the officers agreed to not accrue any additional compensation until such time as the Company is in full operation.

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

Net deferred tax assets consist of the following components as of August 31, 2017 and 2016:

	August 31, 2017	August 31, 2016
Deferred Tax Assets – Non-current:

NOL Carryover	$(360,958)	$(360,958)
		—
Less valuation allowance	360,958	360,958

Deferred tax assets, net of valuation allowance	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended August 31, 2017 and 2016 due to the following:

F- 12

	2017	2016

Book Income	(2,913,957)	$(3,189,063)
Meals and Entertainment	—	—
Stock for Services	3,563,298	2,972,851
Accrued Payroll	—	622,109
Valuation allowance	649,341	(405,897)
	$—	$—

At August 31, 2017, the Company had net operating loss carry forwards of approximately $975,500 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the August 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

F- 13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHOLEHEALTH PRODUCTS, INC.

By: /s/ Charles Strongo Charles Strongo President and Chief Executive Officer (Principal Executive Officer On behalf of the Registrant) Date: November 8, 2017
By: /s/ Richard Johnson Richard Johnson Treasurer (Principal Financial Officer) Date: November 8, 2017

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

Charles Strongo	Chairman of the Board of Directors	November 8, 2017

Richard Johnson	Director	November 8, 2017

18